Form 10-Q
period 1995-03-31
RESORT INCOME INVESTORS INC
filed 1995-05-15
CIK 837336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________to_______

                                    Commission File Number 1-10084

                                     Resort Income Investors, Inc.
                             (Exact name of registrant as specified in its
                                       certificate of incorporation)

                       Delaware                    36-3593298
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)    Identification Number)

                1700 Lincoln, 49th Floor, Denver, Colorado 80203
               (Address of principal executive offices) (Zip Code)

                                 (303) 863-2400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No
                                  ----        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1995, the issuer had 4,156,000 outstanding shares of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RESORT INCOME INVESTORS, INC.

BALANCE SHEETS
MARCH 31, 1995 AND DECEMBER 31, 1994
(UNAUDITED)

                                                             MARCH 31,         DECEMBER 31,
                                                               1995                1994
ASSETS

Interest receivable from related parties                  $  2,284,743      $    1,233,074
Demand loans to related parties                             39,855,000          39,855,000
Cash and cash equivalents                                      103,898             779,298
Investments at market value                                    582,500             560,000
Prepaid expenses and other                                      77,531              68,174
                                                          ------------      --------------
                                                          $ 42,903,672      $   42,495,546
                                                          ============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                  $     78,448        $     54,586
   Distributions payable                                     1,558,500           1,558,500
   Other liabilities                                           151,000
                                                          ------------      --------------
                                                             1,787,948           1,613,086
                                                          ------------      --------------
Stockholders' equity:
   Common stock, $.01 par value;
      authorized 6,916,000 shares;
      issued and outstanding
      4,156,00 shares                                           41,560              41,560
   Additional paid-in capital:
      Issuance of common stock                              46,703,781          46,703,781
      Distributions in excess of income                     (5,272,521)         (5,484,131)
   Reserve for unrealized losses                              (357,096)           (378,750)
                                                          ------------      --------------
                                                            41,115,724          40,882,460
                                                          ------------      --------------
                                                          $ 42,903,672      $   42,495,546
                                                          ============      ==============



See notes to financial statements.

RESORT INCOME INVESTORS, INC

STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(UNAUDITED)

                                                              MARCH 31,           MARCH 31,
                                                                1995                1994
INCOME:
   Interest and net fee income on mortgage and
      demand loans to related parties                      $    1,887,129      $      943,420
   Other interest income                                           26,017             103,542
                                                           --------------      --------------
                                                                1,913,146           1,046,962

OPERATING EXPENSES                                                143,036             220,072
                                                           --------------      --------------

NET INCOME                                                 $    1,770,110      $      826,890
                                                           ==============      ==============


NET INCOME PER SHARE                                            $.43                $.20
                                                                ====                ====

See notes to financial statements.

RESORT INCOME INVESTORS, INC.

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(UNAUDITED)

                                                                    MARCH 31,           MARCH 31,
                                                                       1995                1994
RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                      $  1,770,110      $      826,890
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Changes in operating assets and liabilities:
        Interest receivable on mortgage and demand
           loans to related parties                                  (1,051,669)           (522,023)
        Other receivables                                                                       809
        Prepaid expenses                                                (10,203)             37,440
        Accounts payable and accrued expenses                            23,862             (64,998)
        Due to investment manager                                                           (34,120)
                                                                 --------------      --------------

              Net cash provided by operating activities                 732,100             242,380
                                                                 --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Reserve for unrealized losses                                                           (189,796)
   Demand loan funded                                                                   (13,700,000)
                                                                 --------------      --------------

              Net cash used in investing activities                                     (13,889,796)
                                                                 --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to stockholders                                (1,558,500)         (1,558,500)
   Loan proceeds received                                               151,000
                                                                 --------------      --------------

              Net cash used in financing activities                  (1,407,500)         (1,558,500)
                                                                 --------------      --------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                                         (675,400)        (15,205,916)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                  779,298          25,581,904
                                                                 --------------      --------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                 $      103,898      $   10,375,988
                                                                 ==============      ==============

See notes to financial statements.

RESORT INCOME INVESTORS, INC.

NOTE TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1995
(UNAUDITED)

1.       ACCOUNTING POLICIES

         The audited financial statements of Resort Income Investors, Inc. (the "Company") for the year ended December 31, 1994 provide details on the Company's accounting policies which have been applied in the preparation of these unaudited interim financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring accruals) considered necessary to present fairly the financial position at March 31, 1995 and the results of operations and cash flows for the three month period ended March 31, 1995 have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Certain amounts in the December 31, 1994 balance sheet have been reclassified to conform to the 1995 presentation.

2.       SUBSEQUENT EVENT

         In April 1995, the Company sold one of its demand loans in the amount of $6,250,000 plus accrued interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of March 31, 1995 the Company had cash and cash equivalents and investments at market value of $686,398 compared with $1,339,298 at December 31, 1994. The primary use of these funds during the first quarter of 1995 was for the payment of stockholder distributions of $1,558,500.

Interest receivable increased to $2,284,743 at March 31, 1995 from $1,233,074 at December 31, 1994. This increase is due primarily to additional interest the Company has begun to charge on several of its demand loans. In the fourth quarter of 1994, the Company added the additional accrual feature to the majority of its demand loans whereby the interest rates on the loans were increased by rates ranging from 9.7% to 11.5%. This additional interest, however, is not payable until the loan is paid and, consequently, will not contribute to the Company's liquidity until such time as the related loans are repaid.

In April 1995, the Company sold one of its demand loans, in the amount of $6,250,000 plus accrued interest. Management anticipates that the proceeds of this sale will be used to fund investments similar to the Company's currently existing investments. Also, management anticipates utilizing a portion of these proceeds to continue to pay stockholder distributions of at least 95% of taxable income in order to maintain its real estate investment trust status under the Internal Revenue Code.

Results of Operations

The Company had net income of $1,770,110, or $.43 per share, for the quarter ended March 31, 1995 compared to $826,890, or $.20 per share, for the quarter ended March 31, 1994. The increase was primarily related to increased revenues and, to a lesser extent, reduced operating costs.

Total revenues for the first quarter of 1995 were $1,913,146 as compared to $1,046,962 for the first quarter of 1994. This increase is due to the additional interest accrual the Company began charging on the majority of its demand loans. Interest income on demand loans increased $943,709 compared to the first quarter of 1994. This increase was partially offset by a decrease in interest income on cash and cash equivalents of $77,525, from the first quarter of 1994, due to the Company having less invested cash during the first quarter of 1995.

Operating expenses for the quarter ended March 31, 1995 were $143,036 as compared to $220,072 for the quarter ended March 31, 1994. This reduction is primarily attributable to the lack of loan activity during the first quarter of 1995 which resulted in reduced professional fees and other administrative costs.

                           PART II - OTHER INFORMATION

Items 1 through 5 of Part II are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

        (a) The following exhibits are incorporated by reference from the Company's Registration Statement on Form S-11 (File No.:
                 33-23521), referencing the exhibit numbers used in such Registration Statement.

                 Exhibit Number            Description

                 3.(a)                     Restated Certificate on Incorporation

                 3.(b)                     Amended and Restated By-Laws

        (b)      Reports on Form 8-K.

                 None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RESORT INCOME INVESTORS, INC.
                                       (REGISTRANT)


DATE:  May 12, 1995                    By: /s/ Christopher B. Hemmeter
                                           ---------------------------
                                           Name:   Christopher B. Hemmeter
                                           Title:  Chairman of the Board and
                                                   President



DATE:  May 12, 1995                    By: /s/ Mark Hemmeter
                                           ----------------------------
                                           Name:   Mark Hemmeter
                                           Title:  Executive Vice President,
                                                   Secretary, Treasurer, Chief
                                                     Financial Officer and Chief
                                                     Accounting Officer

                                EXHIBIT INDEX

EXHIBIT NO.                  EXHIBIT DESCRIPTION                           PAGE
- - - - -----------                  -------------------                           ----

    27               Financial Data Schedule