Form 10-Q
period 1995-06-30
RESORT INCOME INVESTORS INC
filed 1995-08-21
CIK 837336

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                  FORM 10-Q


          [   X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended June 30, 1995

                                       OR

          [      ]    TRANSITION REPORT PURSUANT TO SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ________ to ________

                        Commission File Number - 1-10084
                                                 -------

                        Resort Income Investors, Inc.
                ---------------------------------------------
                (Exact name of registrant as specified in its
                        certificate of incorporation)


          Delaware                               36-3593298
   ---------------------------            ---------------------------
 (State of other jurisdiction of              (I.R.S. Employer
  incorporation or organization)           Identification Number)


            150 South Wacker, Suite 2900, Chicago, Illinois, 60606
            -------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                (312) 683-3323
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


      Yes    X        No  _______

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1995, the issuer had 4,156,000 outstanding shares of common stock.

PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS

RESORT INCOME INVESTORS, INC.

STATEMENT OF NET ASSETS (NOTE 1)
JUNE 30, 1995
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                  JUNE 30,
                                                                                                    1995


ASSETS:
   Interest receivable from related parties, net
     of allowance
   Demand loans to related parties, net of allowances                                         $   26,705,000
   Cash and cash equivalents                                                                       2,741,854
   Investment securities at market value                                                             687,500
   Prepaid expenses and other                                                                         71,967
                                                                                              --------------
                                                                                                  30,206,321
                                                                                              --------------

LIABILITIES - Accounts payable and accrued expenses                                                1,353,169
                                                                                              --------------
COMMITMENTS AND CONTINGENCIES

NET ASSETS IN PROCESS OF LIQUIDATION                                                          $   28,853,152
                                                                                              ==============


See notes to financial statements.

RESORT INCOME INVESTORS, INC.

CONDENSED BALANCE SHEET (HISTORICAL COST BASIS)
DECEMBER 31, 1994
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                DECEMBER 31,
                                                                                                    1994
                                                                                                 (historical
                                                                                                 cost basis)
ASSETS:
   Interest receivable from related parties, net
     of allowance                                                                             $    1,233,074
   Demand loans to related parties, net of allowances                                             39,855,000
   Cash and cash equivalents                                                                         779,298
   Investment securities at market value                                                             560,000
   Prepaid expenses and other                                                                         68,174
                                                                                              --------------

                                                                                              $   42,495,546
                                                                                              ==============
LIABILITIES:
   Accounts payable and accrued expenses                                                      $       54,586
   Distributions payable                                                                           1,558,500
                                                                                              --------------
                                                                                                   1,613,086
                                                                                              --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 6,918,000 shares;
     issued and outstanding 4,156,000 shares                                                          41,560
   Additional paid-in capital:
     Issuance of common stock                                                                     46,703,781
     Distributions in excess of income                                                           (5,484,131)
     Unrealized loss on investment securities                                                      (378,750)
                                                                                              -------------
                                                                                                  40,882,460
                                                                                              --------------
                                                                                              $   42,495,546
                                                                                              ==============



See notes to financial statements.

RESORT INCOME INVESTORS, INC.

CONDENSED STATEMENTS OF OPERATIONS (HISTORICAL COST BASIS)
THREE MONTHS ENDED JUNE 30, 1995 AND 1994
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                              JUNE 30,            JUNE 30,
                                                                                1995                1994

REVENUES:
   Interest and net fee income on mortgage
     and demand loans to related parties                                    $     (343,494)    $   1,199,754
   Other interest income                                                             59,966           86,734
                                                                            ---------------    -------------
                                                                                  (283,528)        1,286,488
                                                                            --------------     -------------
EXPENSES:
   Allowance for impairment of investment in loans and accrued
     interest and provision for collateral protection costs                      11,617,903
   Operating expenses                                                               466,987          215,782
   Loss on investment securities                                                    251,250          673,579
                                                                            ---------------    -------------
                                                                                 12,336,140          889,361
                                                                            ---------------    -------------
NET INCOME (LOSS)                                                           $  (12,619,668)    $     397,127
                                                                            ==============     =============
NET INCOME (LOSS) PER SHARE                                                 $        (3.04)   $         0.10
                                                                            ===============   ==============


See notes to financial statements.

RESORT INCOME INVESTORS, INC.

CONDENSED STATEMENTS OF OPERATIONS (HISTORICAL COST BASIS)
SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                        JUNE 30,                JUNE 30,
                                                                           1995                    1994

REVENUES:
    Interest and net fee income on mortgage and
         demand loans to related parties                             $     1,543,635          $    2,143,174
    Interest income on cash and cash equivalents                              85,983                 190,276
                                                                     ---------------          --------------
                                                                           1,629,618               2,333,450
                                                                     ---------------          --------------
EXPENSES:
    Allowance for impairment of investment in loans
         and accrued interest and provision for
         collateral protection costs                                      11,617,903
    Operating expenses                                                       610,023                 435,854
    Loss on investment securities                                            251,250                 673,579
                                                                     ---------------          --------------
                                                                          12,479,176               1,109,433
                                                                     ---------------          --------------
NET INCOME (LOSS)                                                    $  (10,849,558)          $    1,224,017
                                                                     ==============           ==============
NET INCOME (LOSS) PER SHARE                                          $        (2.61)          $        0.29
                                                                     ==============           =============

See notes to financial statements.

RESORT INCOME INVESTORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (HISTORICAL COST BASIS)
SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                        JUNE 30,                JUNE 30,
                                                                           1995                    1994

RECONCILIATION OF NET INCOME TO NET
    CASH PROVIDED BY OPERATING
    ACTIVITIES:
    Net income (loss)                                                $   (10,849,558)        $     1,224,017
    Allowance for impairment of investment in loans and
       accrued interest and provision for collateral
       protection costs                                                   11,617,903
    Loss on investment securities                                            251,250                 673,579
    Changes in operating assets and liabilities:
       Interest receivable from related parties                              765,171                 272,921
       Prepaid expenses and other                                             (3,793)                 94,158
       Accounts payable and accrued expenses                                  48,583                (136,313)
       Due to investment manager                                                                     (34,120)
                                                                     ---------------         --------------
          Net cash provided by operating
            activities                                                     1,829,556               2,094,242
                                                                     ---------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds of loan sale                                                  6,250,000
    Demand loans funded                                                   (3,000,000)            (20,150,000)
    Purchase of investment securities                                                             (6,434,283)
    Sale of investment securities                                                                  4,738,287
                                                                     ---------------         ---------------
          Net cash provided by (used in)
            investing activities                                           3,250,000             (21,845,996)
                                                                     ---------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to stockholders                                    (3,117,000)             (3,117,000)
                                                                     ---------------         ---------------
          Net cash used in financing activities                           (3,117,000)             (3,117,000)
                                                                     ---------------         ---------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                       1,962,556             (22,868,754)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                      779,298              25,581,904
                                                                     ---------------         ---------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                    $     2,741,854         $     2,713,150
                                                                     ===============         ===============


See notes to financial statements.

RESORT INCOME INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995
(UNAUDITED)
--------------------------------------------------------------------------------

1.       OPERATIONS OF THE COMPANY

         The Company announced on June 29, 1995, that it would commence an orderly self-liquidation of the Company's assets over a 24- to 36-month period. In late June 1995, Christopher B. Hemmeter (CBH), then a director and officer of the Company, informed the Company that interest and principal would not be paid when due on demand loans made by the Company to him personally or to entities affiliated with him (the Affiliated Borrowers) (See Note 4). Further, he informed the Company that he would not be able to make timely payment of such interest and principal on behalf of the Affiliated Borrowers pursuant to guarantees he had made in connection with the Affiliated Borrowers' loans, thereby creating an event of default for each of the loans.
         The affected loans constitute all of the demand loans to related parties held by the Company, aggregating $36,605,000, of which CBH is personally the borrower of $15,000,000, and Affiliated Borrowers are the borrowers of $21,605,000.

         The Company also announced a charge to income would be made in an amount that, in management's judgment, is adequate to absorb estimated losses related to the loan portfolio. The charge, which includes allowances for losses and the reversal of certain accrued interest, was taken in the second quarter. The amount of the charge has been based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans, and also reflects management's judgments concerning to the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest, in light of CBH's inability to perform on his guarantees in a timely manner. The Company announced that the independent directors would assume responsibility for negotiations with CBH and the Affiliated Borrowers to maximize the Company's recovery of its investment in loans and accrued interest. Based on information provided to the independent directors by CBH and the Affiliated Borrowers, the independent directors reviewed CBH's financial condition, the financial condition of the Affiliated Borrowers, the terms of the Company's loans, the collateral for certain of the loans (including the existence of senior liens on certain of the collateral), appraisals of certain of such collateral and other information concerning the value of the other collateral, and other factors, to determine the amount of the charge and in reaching a decision to proceed with the liquidation of the Company's assets. See
         Note 3.

         On August 8, 1995, Christopher B. Hemmeter and Mark M. Hemmeter (MMH) resigned their positions as executive officers and directors of the Company (see Note 6). As of August 18, 1995, the Company's remaining directors, both of whom are independent, are continuing to negotiate with CBH and the Affiliated Borrowers regarding plans to recover the Company's investment in loans and accrued interest. There is no assurance that the outcome of the negotiations will result in a plan of liquidation consistent with the estimated liquidation value of the Company's assets, which values are based on an orderly - as opposed to "quick sale" - approach to liquidation.

2.       BASIS OF PRESENTATION

         Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the June 30, 1995 statement of net assets has been presented on the liquidation basis. The June 30, 1995 statement of net assets reflects the Company's estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest were based on an analysis of each loan, including valuations by independent appraisers of certain of the collateral, there generally are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize from liquidation of its assets could differ materially from the amounts assumed in arriving at the estimates reflected in the June 30, 1995 statement of net assets.

         The amount ultimately available for distribution to stockholders will depend on a variety of factors in addition to the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of contingent liabilities. The amount distributed will likely differ from the amount of net assets in liquidation presented in the June 30, 1995 statement of net assets, and the difference could be material.

         The financial statements of the Company as of December 31, 1994, and for the periods ended June 30, 1995 and June 30, 1994 were prepared on the historical cost (going concern) basis as described in the notes to the Company's December 31, 1994 financial statements as presented in Form 10-K. (June 30, 1995 is used as the adoption date for liquidation-basis accounting due to there being no material activity that affected either the historical cost or liquidation basis financial statements from June 29, 1995 to June 30, 1995 -- the impairment and other charges discussed in Note 3 were recorded pursuant to historical cost accounting).

3.       IMPAIRMENT OF LOANS AND ACCRUED INTEREST

         The June 30, 1995 statements of operations include an allowance of $10,367,903, consisting of $9,900,000 for the loan to CBH and $467,903 for uncollectibility of interest accrued as of December 31, 1994 but unpaid as of June 30, 1995. Further, interest of $2,043,017 accrued during 1995 but unpaid as of June 30, 1995 was reversed by a charge against interest income. Additionally, $1,250,000 has been provided for amounts that the Company may need to advance to first-lien holders and others to protect the Company's collateral position while the plan of liquidation is accomplished, which includes negotiations with CBH and the Affiliated Borrowers.

4.       DEMAND LOANS TO RELATED PARTIES

         Demand loans to related parties include the following (in thousands):

                                                                                                  DECEMBER 31,
                                                                                                     1994
                                                                        JUNE 30, 1995             BALANCE AND
                                                                                   CARRYING         CARRYING
         BORROWER                                                 BALANCE           AMOUNT           AMOUNT
         CPLP                                                    $   2,600        $   2,600        $   2,600
         Outlaws                                                     2,205            2,205            2,205
         MCTC                                                        1,900            1,900            1,900
         RCH Investments                                            12,900           12,900           12,900
         CBH                                                        15,000            5,100           14,000
         Hemmeter Enterprises                                        2,000            2,000
         GPCI                                                                                          6,250
                                                                 ---------        ---------        ---------
         Total                                                   $  36,605        $  26,705        $  39,855
                                                                 =========        =========        =========

         In the second quarter of 1995, the Company sold the GPCI loan to an unrelated party for $6,250,000, made a $2,000,000 unsecured loan to Hemmeter Enterprises, Inc. (HEI), and advanced an additional $1,000,000 to CBH on May 2, 1995, thereby increasing the principal balance of the loan to CBH to $15,000,000. The interest rate on the additional $1,000,000 is 23% per annum, 10% per annum of which is to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. The loan to HEI bears interest at the rate of 12% per annum and is secured by interest in and liens upon certain real and personal property owned by HEI and the personal guaranty of CBH. The Company believes the loan to HEI will be recoverable in 1995, however, there is no assurance of such recovery. See Note 3 to the Company's financial statements, included in the Company's Form 10-K for the year ended December 31, 1994, for additional information on the loans outstanding at both December 31, 1994 and June 30, 1994. See Notes 1 and 2 to these unaudited financial statements for information on the factors considered by the Company in determining carrying value of the loans as of June 30, 1995, and the uncertainties associated therewith.

5.       LITIGATION

         On July 3, 1995, a complaint was filed against the Company, CBH, MMH and Deloitte & Touche LLP, the Company's independent auditors, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1994 and other provisions of Federal law and the rules promulgated by the Securities and Exchange Commission, Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665. The plaintiffs are seeking to certify their complaint as a class action. The complaint seeks an unspecified amount of actual damages, and reimbursement of costs and expenses.

         No assessment of the likelihood of any loss can be made at this time, because the complaint has only been recently filed, and the defendants have not yet prepared their answers, nor has any discovery commenced. The Company intends to defend against the charges. Pursuant to the Company's by-laws and Delaware law, the Company will advance CBH's and MMH's costs of defense in this matter. No estimates can reasonably be made at this time of the costs of defense of the Company, CBH and MMH.

         In June 1995, two derivative actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County, Alpert
         v. Hemmeter et al., Doc. No. 14389 and Frank et al. v. Hemmeter et al., Doc. No. 14413. The Company is a nominal defendant in each of these cases. The defendants in both cases are: CBH, MMH, John R. Young and Daniel D. Lane. The complaints purport to allege that the officers and directors breached their fiduciary duties to the Company, wasted Company assets and that CBH stood in a conflict of interest position. Pursuant to the Company's by-laws and Delaware law, the Company will advance to individual defendants the costs of defense. No estimate can reasonably be made at this time of the costs of defense. Both complaints pray for unspecified damages.

6.       SUBSEQUENT EVENTS

         On August 8, 1995, Messrs. Christopher B. Hemmeter and Mark Hemmeter resigned their positions as Chairman of the Board, President and Chief Executive Officer and Executive Vice President, Secretary, Treasurer and Director, respectively of the Company. On the same date, Mr. John Rippey Young was appointed Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Young has been a Director of the Company and chairman of its Audit Committee since the Company's inception in 1988. The Company also terminated its advisory agreement with RII Advisors, Inc. and retained the consulting services of Mr. Neil D. Hansen to work with the Company's directors in connection with the Company's orderly self-liquidation of its assets. From the inception of the Company through 1990, Mr. Hansen was the Company's Executive Vice President, Secretary and Treasurer. In addition, Mr. Mark Hemmeter was appointed a consultant to the Company to provide transition services during the third quarter of 1995. The Company also relocated its headquarters from Denver to Chicago.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

The Company was organized in 1988 as a 12-year, self-liquidating real estate investment trust (REIT). The Company was organized primarily to make loans to affiliates of the Company. As a REIT, the Company is required to maintain a certain level of its assets in REIT-qualifying assets, including loans secured by real estate. The Company must also meet other requirements related to the source of its income and distributions with stockholders. The Company believes that it has been and is in compliance with all provisions necessary for it to maintain its REIT status.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 1 to the accompanying unaudited financial statements, the Company has commenced an orderly liquidation of assets, which consist principally of loans collateralized by real estate. The directors of the Company will oversee the liquidation. The plan to liquidate was adopted by the independent directors in order to maximize the value of the Company's assets. The decision to liquidate was made after Christopher B. Hemmeter (CBH), then a director and officer of the Company, informed the Company that interest and principal would not be paid when due on loans made by the Company to him personally or to entities affiliated with him (the Affiliated Borrowers). Further, he announced that he would not be able to make timely payment of such interest and principal on behalf of the Affiliated Borrowers pursuant to guarantees he had made, thereby creating an event of default for each of the loans. The affected loans constitute all of the demand loans to related parties held by the Company, aggregating $36,605,000, of which CBH is personally the borrower of $15,000,000, and Affiliated Borrowers are the borrowers of $21,605,000. Accrued interest related to these loans was approximately $2,500,000 at June 30, 1995.

As of June 30, 1995, investment in loans is carried at $26,705,000, which is net of a $9,900,000 allowance for impairment of the loan to CBH. All accrued interest relating to December 31, 1994 has been reserved and accrued interest related to 1995 has been reversed. Based on information provided to the independent directors by CBH and the Affiliated Borrowers, the independent directors reviewed CBH's financial condition, the financial condition of the Affiliated Borrowers, the terms of the Company's loans, the collateral for certain of the loans (including the existence of senior liens on certain of the collateral), appraisals of certain of such collateral and other information concerning the value of the collateral, and other factors, to determine the amount of the allowance and in reaching a decision to proceed with the liquidation of the Company's assets over a 24- to 36-month period. Additionally, the Company has provided $1,250,000 for the estimated costs of protecting its collateral position in certain loans. The June 30, 1995 statement of net assets reflects the Company's best estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest are based on an analysis of each loan, including valuations by independent appraisers of certain of the collateral, there generally are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimates reflected in the June 30, 1995 statement of net assets.

The Company will not make any new loans, however, the Company may advance funds to the Affiliated Borrowers to the extent deemed necessary to protect the Company's position in the underlying collateral. The Company will consider making distributions to stockholders during the course of the liquidation process, although the amount and timing of such distributions are not predictable. As a result of the uncertainty caused by the lawsuits described in Part II, Item 1, the Company has determined that no periodic liquidating distributions will be made to the stockholders of the Company at this time.
The

Company will reevaluate this position on an ongoing basis. The Company believes that it will not need to make distributions in the near term to maintain its status as a REIT.

The Company's near term capital requirements will be for ongoing operating costs during the period of self-liquidation. The Company believes that its existing cash, cash equivalents and short-term investment balances will be adequate to fund near-term capital requirements.

As of June 30, 1995, the Company had cash and cash equivalents and investments at market value of $3,429,354 compared with $779,298 at December 31, 1994. The primary source of the increase in these funds was the sale of one of its demand loans in April 1995 in the amount of $6,250,000, which was partially offset by new loan advances of $3,000,000. In addition, $1,829,556 of cash was provided by operations and $3,117,000 of distributions were paid to stockholders.

RESULTS OF OPERATIONS

The Company had a net loss of $12,619,668, or ($3.04) per share, for the quarter ended June 30, 1995 compared with income of $397,127, or $.10 per share, for the quarter ended June 30, 1994. The decrease is due to the allowance for impairment of loans and accrued interest, the reversal of 1995 accrued income and the provision for collateral protection costs, all amounting to $11,617,903.

Total revenues for the second quarter of 1995 were a negative $343,494 as compared to $1,199,754 for the second quarter of 1994. The decrease is due to the reversal of 1995 accrued interest through June 29, 1995 in the amount of $2,043,017.

Operating expenses for the quarter ended June 30, 1995 were $466,987 as compared to $215,782 for the quarter ended June 30, 1994. This increase was due to an increase in professional fees related to the April 1995 sale of a demand loan and to increased legal fees related to the announcement of the Company's self-liquidation.

The factors that affected results of operations for the six months ended June 30, 1995 compared to 1994 are principally the same as described above for the quarter ended June 30, 1995 compared to 1994.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.      LITIGATION

             On July 3, 1995, a complaint was filed against the Company, CBH, MMH and Deloitte & Touche LLP, the Company's independent auditors, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1994 and other provisions of Federal law and the rules promulgated by the Securities and Exchange Commission, Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665. The plaintiffs are seeking to certify their complaint as a class action. The complaint seeks an unspecified amount of actual damages, and reimbursement of costs and expenses.

             No assessment of the likelihood of any loss can be made at this time, because the complaint has only been recently filed, and the defendants have not yet prepared their answers, nor has any discovery commenced. The Company intends to defend against the charges. Pursuant to the Company's by-laws and Delaware law, the Company will advance CBH's and MMH's costs of defense in this matter. No estimates can reasonably be made at this time of the costs of defense of the Company, CBH and MMH.

             In June 1995, two derivative actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County, Alpert v. Hemmeter et al., Doc. No. 14389 and Frank et al. v. Hemmeter et al., Doc. No. 14413. The Company is a nominal defendant in each of these cases. The defendants in both cases are: CBH, MMH, John R. Young and Daniel D. Lane. The complaints purport to allege that the officers and directors breached their fiduciary duties to the Company, wasted Company assets and that CBH stood in a conflict of interest position. Pursuant to the Company's by-laws and Delaware law, the Company will advance to individual defendants the costs of defense. No estimate can reasonably be made at this time of the costs of defense. Both complaints pray for unspecified damages.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) The regular annual meeting of stockholders was held on
                 June 29, 1995.

             (b) At the annual meeting, the following persons were elected to continue in office as Directors of the Company: CBH, MMH, John R. Young and Daniel D. Lane.

             (c) In addition to the election of Directors, the Stockholders approved Deloitte & Touche LLP as the Company's independent auditors for 1995. Of the 4,156,000 shares of the Company's common stock outstanding, 3,849,883 shares were represented in person or by proxy at the annual meeting, which represented a quorum. In voting to elect CBH, 3,810,628 shares were cast in favor of electing CBH, no shares were cast against electing CBH and 39,255 shares abstained from voting. In voting to elect MMH, 3,815,559 shares were cast in favor of electing MMH, no shares were cast against electing MMH and 34,324 shares abstained from voting. In voting to elect John R. Young, 3,823,703 shares were cast in favor of Mr. Young, no shares were cast against electing Mr. Young and 26,180 shares abstained from voting. In voting to elect Daniel D. Lane, 3,823,560 shares were cast in favor of electing Mr. Lane, no shares were cast against electing Mr. Lane and 26,323 shares abstained from voting. In voting to approve the appointment of Deloitte & Touche LLP as the Company's independent public accountants, 3,812,167 shares were cast in favor of the proposal, 14,298 shares were cast against the proposal and 23,418 shares abstained from voting.

             (d) Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) The following exhibits are incorporated by reference from the
                 Company's Registration Statement on Form S-11 (File No. 33-23521), referencing the exhibit numbers used in such Registration Statement.

                 EXHIBIT NUMBER   DESCRIPTION

                                  3.(a) Restated Certificate on Incorporation
                    3.(b)         Amended and Restated By-Laws

             (b) Reports on Form 8-K.  The Company filed the following report on Form 8-K during the second quarter of 1995:

                                             DATE   ITEMS REPORT

                   April 21, 1995                5

             Items 2, 3 and 5 of Part II are omitted because of the absence of conditions under which they are required.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RESORT INCOME INVESTORS, INC.
                                  (Registrant)

DATE:  August 21, 1995            By:      /s/ John R. Young
                                           -------------------------------

                                  Name:    John R. Young
                                  Title:   Chairman of the Board of Directors,
                                           Chief Executive Officer,
                                           President and Chief Financial Officer

                                  By:      /s/ Daniel D. Lane
                                           -------------------------------

                                  Name:    Daniel D. Lane
                                  Title:   Director, Secretary, Treasurer
                                           and Chief Accounting Offices