Form 10-Q
period 1995-09-30
RESORT INCOME INVESTORS INC
filed 1995-11-15
CIK 837336

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549


                                   FORM 10-Q


      (  X  )     QUARTERLY REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1995


                                      OR

      (     )     TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to _________.

                        Commission File Number  1-10084

                         RESORT INCOME INVESTORS, INC.
(Exact name of registrant as specified in its certificate of incorporation)



           Delaware                                          36-3593298
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


   150 South Wacker Drive, Suite 2900, Chicago, Illinois        60606
          (Address of principal executive offices)            (Zip Code)


                                (312) 683-3323
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X  .  NO     .

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares of common stock outstanding as of November 1, 1995:   4,156,000




                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


RESORT INCOME INVESTORS, INC.
STATEMENT OF NET ASSETS (NOTE 1)

SEPTEMBER 30, 1995
(Unaudited)




                                    September 30,
                                         1995
 ASSETS
 Interest receivable from
   related parties, net of
   allowance                         $      ---
 Demand loans to related
   parties, net of
   allowances                          21,155,000
 Cash and cash equivalents              2,069,709
 Investment securities at
   market value                           697,500

 Prepaid expenses and other                83,441
                                     ------------
 Total Assets                          24,005,650
                                     ------------
 LIABILITIES
 Accounts payable and
   accrued expenses                     1,010,737
                                     ------------
 COMMITMENTS AND
   CONTINGENCIES

 NET ASSETS IN PROCESS OF
   LIQUIDATION                       $ 22,994,913
                                     ============

 See notes to financial statements.




RESORT INCOME INVESTORS, INC.
CONDENSED BALANCE SHEET (historical cost basis)
DECEMBER 31, 1994
(Unaudited)
                                         December 31,
                                             1994
                                          (historical
                                          cost basis)
 ASSETS
 Interest receivable from
   related parties                         $  1,233,074
 Demand loans to related
   parties                                   39,855,000
 Cash and cash equivalents                      779,298
 Investment securities at
   market value                                 560,000

 Prepaid expenses and other                      68,174
                                           ------------
 Total Assets                              $ 42,495,546
                                           ============
 LIABILITIES
 Accounts payable and accrued
   expenses                                $     54,586
 Distributions payable                        1,558,500
                                           ------------

 Total Liabilities                            1,613,086
                                           ------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
 Common Stock, $.01 par value;
   authorized 6,918,000
 shares;
   issued and outstanding                        41,560
   4,156,000 shares
 Additional paid-in capital:

   Issuance of common stock                  46,703,781
   Distributions in excess of
     income                                  (5,484,131)
   Unrealized loss on invest-
     ment securities                           (378,750)
                                           ------------
 Total Stockholders' Equity                  40,882,460
                                           ------------
 Total Liabilities and Stock-
   holders' Equity                         $ 42,495,546
                                           ============


 See notes to financial statements.


                         RESORT INCOME INVESTORS, INC.
               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                              SEPTEMBER 30, 1995
                                  (UNAUDITED)




                                   September 30,
                                       1995

 Net assets in liquidation
   at July 1, 1995                  $ 28,853,152

 Interest income on cash and
   cash equivalents                       21,725
 Gain on investment                       10,000
 securities

 Allowance for impairment of
   investment in loans and
   accrued interest and
   provision for collateral
   protection costs                   (5,550,000)

 Operating expenses                     (339,964)
                                    ------------

 Net assets in liquidation at
   September 30, 1995               $ 22,994,913
                                    ============



 See notes to financial statements.

                         RESORT INCOME INVESTORS, INC.
          CONDENSED STATEMENTS OF OPERATIONS (historical cost basis)
                     THREE MONTHS ENDED SEPTEMBER 30, 1994
                                  (UNAUDITED)


                                    September 30,
                                        1994
 REVENUE
 Interest and net fee income
   on mortgage and demand
   loans to related parties          $  1,245,541
 Interest income on cash and
   cash equivalents                        20,925
                                     ------------
 Total Revenue                          1,266,466
                                     ------------
 EXPENSES

 Allowance for impairment of
   investment in loans and
   accrued interest and
   provision for collateral
   protection costs                         ---
 Operating expenses                       158,469
 Gain on investment securities              ---
                                     ------------
 Total Expenses                           158,469
                                     ------------
 NET INCOME (LOSS)                   $  1,107,997
                                     ============
 NET INCOME (LOSS) PER SHARE         $       0.27
                                     ============

 See notes to financial statements.



                         RESORT INCOME INVESTORS, INC.
          CONDENSED STATEMENTS OF OPERATIONS (historical cost basis)
    SIX MONTHS ENDED JUNE 30, 1995 AND NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (UNAUDITED)



                                     June 30,       September 30,
                                       1995              1994
 REVENUE
 Interest and net fee income
   on mortgage and demand
   loans to related parties        $  1,543,635      $  3,388,714
 Other interest income                   85,983           211,201
                                   ------------      ------------
 Total Revenue                        1,629,618         3,599,915
                                   ------------      ------------
 EXPENSES
 Allowance for impairment of
   investment in loans and
   accrued interest and
   provision for collateral
   protection costs                  11,617,903             ---
 Operating expenses                     610,023           594,323

 Loss on investment                     251,250           673,579
 securities                        ------------      ------------

 Total Expenses                      12,479,176         1,267,902
                                   ------------      ------------
 NET INCOME (LOSS)                 $(10,849,558)     $  2,332,013
                                   ============      ============
 NET INCOME (LOSS) PER SHARE       $      (2.61)     $       0.56
                                   ============      ============

 See notes to financial statements.



                         RESORT INCOME INVESTORS, INC.
          CONDENSED STATEMENTS OF CASH FLOWS (historical cost basis)
    SIX MONTHS ENDED JUNE 30, 1995 AND NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (Unaudited)

                                      June 30,       September 30,
                                        1995              1994

 RECONCILIATION OF NET (LOSS)
 INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES:
 Net (loss) income                  $(10,849,558)     $  2,332,013
 Allowance for impairment of
   investment in loans and
   accrued interest and
   provision for collateral
   protection costs                   11,617,903             ---
 Loss (gain) on investment
   securities                            251,250          (301,603)
 Changes in operating assets
   and liabilities:
   Interest receivable from
     related parties                     765,171            66,946
   Prepaid expenses and other             (3,793)          152,252
   Accounts payable and
     accrued expenses                     48,583          (133,028)
   Due to investment manager               ---             (34,120)
                                    ------------      ------------
 Net cash provided by
   operating activities                1,829,556         2,082,460
                                    ------------      ------------
 CASH FLOWS FROM INVESTING
   ACTIVITIES:
 Proceeds of loan sale                 6,250,000             ---
 Demand loans funded                  (3,000,000)      (21,250,000)
                                    ------------      ------------
 Net cash provided by (used
   in) investing activities            3,250,000       (21,250,000)
                                    ------------      ------------
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
 Distributions paid to
   stockholders                       (3,117,000)       (4,675,500)
                                    ------------      ------------
 Net cash used in financing           (3,117,000)       (4,675,500)
   activities                       ------------      ------------

 NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS           1,962,556       (23,843,040)
 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                   779,298        25,581,904
                                    ------------      ------------

 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                    $  2,741,854      $  1,738,864
                                    ============      ============

 See notes to financial statements.


                         RESORT INCOME INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995
                                  (Unaudited)


1.    OPERATIONS OF THE COMPANY

      The Company announced on June 29, 1995, that it would commence an orderly self-liquidation of the Company's assets over a 24- to 36-month period. In late June 1995, Christopher B. Hemmeter (CBH), then a director and officer of the Company, informed the Company that interest and principal would not be paid when due on demand loans made by the Company to him personally or to entities affiliated with him (the Affiliated Borrowers) (See Note 4). Further, he informed the Company that he would not be able to make timely payment of such interest and principal on behalf of the Affiliated Borrowers pursuant to guarantees he had made in connection with the Affiliated Borrowers' loans, thereby creating an event of default for each of the loans. The affected loans constitute all of the demand loans to related parties held by the Company, aggregating $36,605,000, of which CBH and his wife, Patricia Hemmeter, are personally the borrowers of $15,000,000, and Affiliated Borrowers are the borrowers of $21,605,000.

      The Company also announced a charge to income would be made in an amount that, in management's judgment, is adequate to absorb estimated losses related to the loan portfolio. The charge, which includes allowances for losses on loans, interest receivable and the reversal of certain accrued interest, was taken in the second quarter of 1995. The amount of the charge was based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans, and also reflected management's judgments concerning to the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest, in light of CBH's inability to perform on his guarantees in a timely manner. In the third quarter, the Company has continued to evaluate the ability of CBH to perform on his guarantees and the value of collateral underlying the Company's loans. The Company's independent directors assumed responsibility for negotiations with CBH and the Affiliated Borrowers to maximize the Company's recovery of its investment in loans and accrued interest. Based on information provided to the independent directors by CBH and the Affiliated Borrowers, the independent directors reviewed CBH's financial condition, the financial condition of the Affiliated Borrowers, the terms of the Company's loans, the collateral for certain of the loans (including the existence of senior liens on certain of the collateral), appraisals of certain of such collateral and other information concerning the value of the other collateral, and other factors, to determine the amount of the charge and in reaching a decision to proceed with the liquidation of the Company's assets. See Note 3.

      On August 8, 1995, CBH and Mark M. Hemmeter (MMH) resigned their positions as executive officers and directors of the Company (see Note 6).
The Company's directors are currently negotiating with CBH and the Affiliated Borrowers regarding the plans to recover the Company's investment in loans and accrued interest. There is no assurance that the outcome of the negotiations will result in a plan of liquidation consistent with the estimated liquidation value of the Company's assets, which values are based on an orderly - as opposed to "quick sale"- approach to liquidation.

2.    BASIS OF PRESENTATION

      Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the September 30, 1995 statement of net assets has been presented on the liquidation basis. The September 30, 1995 statement of net assets reflects the Company's estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest were based on an analysis of each loan, including valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize from liquidation of its assets could differ materially from the amounts assumed in arriving at the estimates reflected in the September 30, 1995 statement of net assets.

      The amount ultimately available for distribution to stockholders will depend on a variety of factors in addition to the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of contingent liabilities. The amount distributed will likely differ from the amount of net assets in process of liquidation presented in the September 30, 1995 statement of net assets, and the difference could be material.

      The financial statements of the Company as of December 31, 1994, and for the periods ended September 30, 1994 and June 30, 1995 were prepared on the historical cost (going concern) basis as described in the notes to the Company's December 31, 1994 financial statements as presented in its Form 10-
K. (June 30, 1995 is used as the adoption date for liquidation-basis accounting due to there being no material activity that affected either the historical cost or liquidation basis financial statements from June 29, 1995 to June 30, 1995 -- the impairment and other charges discussed Note 3 were recorded pursuant to historical cost accounting).




3.    IMPAIRMENT OF LOANS, ACCRUED INTEREST AND REVENUE RECOGNITION

      The June 1995 statements of operations included an allowance of $11,617,903, consisting of $9,900,000 for the loan to CBH and $467,903 for uncollectibility of interest accrued as of December 31, 1994 but unpaid as of September 30, 1995. During the third quarter of 1995 the statements of operations were charged with an additional allowance of $5,550,000 consisting of $2,600,000 for the loan to Canadian Pavilion Limited Partnership reflecting uncertainty regarding the enforcibility of the lease serving as collateral for the Canadian Pavilion loan and $2,950,000 for the loan to CBH reflecting an apparent reduction in market value of the real property serving as collateral for the loan to CBH, based on recent offers to buy such collateral for amounts less than were estimated as the net realizable value at June 30, 1995. Further, interest of $2,043,017 accrued during 1995 but unpaid as of September 30, 1995 was reversed by a charge against interest income. Additionally, $1,250,000 has been provided for amounts that the Company may need to advance to first-lien holders and others to protect the Company's collateral position while the plan of liquidation is accomplished, which includes negotiations with CBH and the Affiliated Borrowers. As of September 30, 1995, $316,275 had been recorded against this liability relating to expenses associated with the protection of the Company's collateral.

      The accrual of interest on the Company's demand loans was discontinued effective June 29, 1995 when it announced that it would commence an orderly self-liquidation as a result of CBH's acknowledgement that interest and principal would not be paid when due on demand loans made by the Company to him personally or to the Affiliated Borrowers. See Note 1. The balance of the Company's interest receivable on demand loans as of June 29, 1995 was charged against interest income or recorded as an allowance for impairment of investment in loans and accrued interest as discussed above. Once a demand loan has been placed in a non-accrual status, income is recorded only as cash payments are received from the borrower or until such time as the borrower has demonstrated an ability to make payments under the terms of the original or renegotiated loan agreement. However, the Company still intends to pursue its collection of all the principal and interest contractually due from the Affiliated Borrowers.




4.    DEMAND LOANS TO RELATED PARTIES

      Demand loans to related parties include the following (in thousands):


                                                           December
                                 September 30, 1995        31, 1994
                                                          Balance and
                                             Carrying      Carrying
 Borrower                       Balance       Amount        Amount
 CPLP                          $  2,600       $      0      $  2,600
 Outlaws                          2,205          2,205         2,205
 MCTC                             1,900          1,900         1,900

 RCH Investments                 12,900         12,900        12,900
 CBH and Patricia Hemmeter       15,000          2,150        14,000
 Hemmeter Enterprises             2,000          2,000          ---
 GPCI                              ---            ---          6,250
                               --------       --------      --------
 Total                         $ 36,605       $ 21,155      $ 39,855
                               ========       ========      ========


      In the second quarter of 1995, the Company sold the GPCI loan to an unrelated party for $6,250,000, made a $2,000,000 unsecured loan to Hemmeter Enterprises, Inc. (HEI), and advanced an additional $1,000,000 to CBH on May 2, 1995, thereby increasing the principal balance of the loan to CBH to $15,000,000. The interest rate on the additional $1,000,000 is 23% per annum, 10% per annum of which is to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. The loan to HEI bears interest at the rate of 12% per annum and is secured by interest in and liens upon certain real and personal property owned by HEI and the personal guaranty of CBH. On November 7, 1995 HEI filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company believes the loan to HEI will be recoverable in 1995, however, there is no assurance of such recovery. See Note 3 to the Company's financial statements, included in the Company's Form 10-K for the year ended December 31, 1994, for additional information on the loans outstanding at both December 31, 1994 and September 30, 1994. See Notes 1, 2 and 3 to these unaudited financial statements for information on the factors considered by the Company in determining carrying value of the loans as of September 30, 1995, and the uncertainties associated therewith.



5.    LITIGATION

      On July 3, 1995, a complaint was filed against the Company, CBH, MMH and Deloitte & Touche LLP, the Company's independent auditors, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and other provisions of Federal law and the rules promulgated by the Securities and Exchange Commission,
"Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665".   On
August 24, 1995, second suit alleging similar violations was filed in the U.S. District Court for the District of Colorado against each of the defendants in the lawsuit described earlier, as well as Daniel D. Lane (DDL) and John R. Young (JRY), "Contract v. Resort Income Investors, Inc., et al. Doc. No. 95 B 2184". The parties have agreed to consolidate both cases. The plaintiffs are filing a consolidated complaint and seek to prosecute the consolidated suit as a class action. The complaint seeks an unspecified amount of actual damages, and reimbursement of costs and expenses.

      No assessment of the likelihood of any loss can be made at this time, because the complaint has only been recently filed, and the defendants have not yet prepared their answers, nor has any discovery commenced. The Company intends to defend against the charges. Pursuant to the Company's by-laws and Delaware law, the Company will advance CBH's, MMH's, DDL's and JRY's costs of defense in this matter. No estimates can reasonably be made at this time of the costs of defense of the Company, CBH, MMH, DDL and JRY.

      In June 1995, two derivative actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County, "Alpert v. Hemmeter et al., Doc. No. 14389" and "Frank et al. v. Hemmeter et al., Doc. No. 14413". The Company is a nominal defendant in each of these cases. The defendants in both cases are: CBH, MMH, DDL and JRY. The complaints purport to allege that the officers and directors breached their fiduciary duties to the Company, wasted Company assets and that CBH stood in a conflict of interest position. Pursuant to the Company's by-laws and Delaware law, the Company will advance to individual defendants the costs of defense. No estimate can reasonably be made at this time of the costs of defense. Both complaints pray for unspecified damages.


6.    OTHER INFORMATION

      On August 8, 1995, CBH and MMH resigned their positions as Chairman of the Board, President and Chief Executive Officer and Executive Vice President, Secretary, Treasurer and Director, respectively of the Company. On the same date, JRY was appointed Chairman of the Board, President and Chief Executive Officer of the Company. JRY has been a Director of the Company and chairman of its Audit committee since the Company's inception in 1988. The Company also terminated its advisory agreement with RII Advisors, Inc. and retained the consulting services of Mr. Neil D. Hansen to work with the Company's directors in connection with the Company's orderly self-liquidation of its assets. From the inception of the Company through 1990, Mr. Hansen was the Company's Executive Vice President, Secretary and Treasurer. In addition, MMH was appointed a consultant to the Company to provide transition services for the remainder of the calendar year. The Company also relocated its headquarters from Denver to Chicago.



7.    SUBSEQUENT EVENT

      The Company has been advised by the Enforcement Division of the Securities and Exchange Commission (the "Commission") that it is the subject of a formal investigation. The Company has been requested to voluntarily produce certain documents and information. The Company has complied with these requests. The Company has been advised that the investigaiton should not be construed as an indication by the Commission or its staff that any violation of law has occurred, nor as a reflection upon any person, entity, or security. The Company anticipates, at this time, continuing to voluntarily cooperate with the Commission in its investigation.

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

LIQUIDITY AND CAPITAL RESOURCES

      As discussed in Note 1 to the accompanying unaudited financial statements, the Company has commenced an orderly liquidation of assets, which consist principally of loans collateralized by real estate. The directors of the Company will oversee the liquidation. The plan to liquidate was adopted by the directors (in order to maximize the value of the Company's assets).
The decision to liquidate was made after Christopher B. Hemmeter (CBH), then a director and officer of the Company, informed the Company that interest and principal would not be paid when due on loans made by the Company to him personally or to entities affiliated with him (the Affiliated Borrowers). Further, he announced that he would not be able to make timely payment of such interest and principal on behalf of the Affiliated Borrowers pursuant to guarantees he had made, thereby creating an event of default for each of the loans. On November 7, 1995 Hemmeter Enterprises, Inc., an Affiliated Borrower and the Borrower on a $2,000,000 loan by the Company, filed for protection under Chapter 11 of the United States Banruptcy Code. The affected loans constitute all of the demand loans to related parties held by the Company, aggregating $36,605,000, of which CBH and his wife, Patricia Hemmeter, are personally the borrowers of $15,000,000, and Affiliated Borrowers are the borrowers of $21,605,000. Accrued interest related to these loans had been approximately $2,500,000 at June 29, 1995 of which approximately $2,000,000 has been reversed and recorded as a charge against interest income and approximately $500,000 has been recorded as an allowance for impairment of investment in loans and accrued interest.

      As of September 30, 1995, investment in loans has a carrying value of $21,155,000, which is net of a $12,850,000 allowance for impairment of the loan to CBH and his wife and $2,600,000 for the Canadian Pavilion loan. All accrued interest relating to December 31, 1994 has been reserved and accrued interest related to 1995 has been reversed. Based on information provided to the independent directors by CBH and the Affiliated Borrowers, the independent directors reviewed CBH's financial condition, the financial condition of the Affiliated Borrowers, the terms of the Company's loans, the collateral for certain of the loans (including the existence of senior liens on certain of the collateral), appraisals of such collateral and other information concerning the value of the collateral, and other factors, to determine the amount of the allowance and in reaching a decision to proceed with the liquidation of the Company's assets over a 24- to 36-month period. Additionally, the Company has provided $1,250,000 for the estimated costs of protecting its collateral position in certain loans. As of September 30, 1995 $316,279 had been charged against this reserve relating to expenses associated with the protection of the Company's collateral.

      The allowance on the Canadian Pavilion investment was made in the third quarter of 1995 after the negotiations by and between various governmental agencies, the former owner of the property and the Canadian Pavilion borrower proved unsuccessful and the Canadian Pavilion borrower received a termination letter regarding its lease from the New Orleans Exhibition Hall Authority ("NOEHA"). The Company made this determination based on receipt of the NOEHA letter and discussions with representatives of the Canadian Pavilion Limited

Partnership and its counsel in New Orleans and real estate professionals located in New Orleans. The input of these various parties, as well as the lack of acceptance of riverboat gaming in the downtown New Orleans area and the poor performance of the temporary land-based casino in New Orleans, significantly reduced the value of the property securing the loan to the Canadian Pavilion Borrower. Furthermore, certain ongoing financial obligations of the Canadian Pavilion Borrower, including insurance, payments to governmental agencies and maintenance expenses were continuing with no assurance that such amounts, which were being advanced by the Company, would be repaid to the Company nor was there any assurance that the Company would receive any of the principal portion of the Canadian Pavilion investment since, after extensive marketing of the property securing the Canadian Pavilion investment, no significant interest in the acquisition of the property arose.

      The additional reserve made during the third quarter for the CBH loan reflects a decrease in the market value of the two residences in Los Angeles, California which act as security for the CBH loan. Offers for the purchase of both properties were recently received by Mr. Christopher B. Hemmeter. Mr. Christopher B. Hemmeter provided counter offers totalling $8,550,000 for the properties located at 537 Perugia Way and 525 Perugia Way. At the time of the filing of this report, the counter offers were not accepted or rejected. The Company, therefore has increased its loan loss reserve on the CBH loan by $2,950,000 to a total of $12,850,000 for a net carrying value of $2,150,000. The additional reserve is to reflect the apparent decrease in market value of the collateral after considering costs associated with the collateral's disposition, including senior indebtedness (principal and accrued interest), real estate taxes and brokers commissions.

      Although reserves have been established and expenses incurred regarding the protection of its loan collateral, it is the Company's intent to pursue collection of these costs as incurred. The September 30, 1995 statement of net assets reflects the Company's best estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest are based on an analysis of each loan, including valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimates reflected in the September 30, 1995 statement of net assets.

      The Company will not make any new loans, however, the Company may advance funds to the Affiliated Borrowers to the extent deemed necessary to protect the Company's position in the underlying collateral. The Company will consider making distributions to stockholders during the course of the liquidation process, although the amount and timing of such distributions are not predictable. As a result of the uncertainty caused by the lawsuits described in Part II, Item 1, the Company has determined that no periodic liquidating distributions will be made to the stockholders of the Company at this time. The Company will reevaluate this position on an ongoing basis.
The Company believes that it will not be required to make distributions in the near term to maintain its status as a REIT.

      The Company's near term capital requirements will be for ongoing operating costs during the period of self-liquidation. The Company believes that its existing cash, cash equivalents and short-term investment balances will be adequate to fund near-term capital requirements.

      As of September 30, 1995, the Company had cash and cash equivalents and investment securities at market value of $2,767,209 compared with $1,339,298 at December 31, 1994. The primary source of the increase in these funds was the sale of one of its demand loans in April 1995 in the amount of $6,250,000, which was partially offset by new loan advances of $3,000,000. In addition,

$1,157,411 of cash was provided by operations and $3,117,000 of distributions were paid to stockholders.


RESULTS OF OPERATIONS

      The Company had a decrease in net assets in liquidation of ($5,858,239), or ($1.41) per share, for the quarter ended September 30, 1995 compared with income of $1,107,997 or $0.27 per share, for the quarter ended September 30, 1994. The decrease is due to an allowance for loan loss reserve and the non-accrual of interest income on the demand loan portfolio during the third quarter of 1995 and an increase in legal fees related to the announcement of the Company's self-liquidation.

      Total revenue for the third quarter of 1995 was $21,725 as compared to $1,266,466 for the third quarter of 1994. The decrease is due to the non-accrual of interest income on the demand loan portfolio during the third quarter of 1995.

      Operating expenses for the quarter ended September 30, 1995 were $5,879,964 as compared to $158,469 for the quarter ended September 30, 1994. This increase was due to the loan loss reserve recorded in the third quarter of 1995 and to increased legal fees related to the announcement of the Company's self-liquidation.

      The factors that affected results of operations for the nine months ended September 30, 1995 compared to 1994 are principally the same as described above for the quarter ended September 30, 1995 compared to 1994.

                                    PART II


OTHER INFORMATION

ITEM 1.  LITIGATION

      On July 3, 1995, a complaint was filed against the Company, CBH, MMH and Deloitte & Touche LLP, the Company's independent auditors, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and other provisions of Federal law and the rules promulgated by the Securities and Exchange Commission,
"Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665".   On
August 24, 1995, second suit alleging similar violations was filed in the U.S. District Court for the District of Colorado against each of the defendants in the lawsuit described earlier, as well as Daniel D. Lane (DDL) and John R. Young (JRY), "Contract v. Resort Income Investors, Inc., et al., Doc. No. 95 B 2184". The parties have agreed to consolidate both cases. The plaintiffs are filing a consolidated complaint and seek to prosecute the consolidated suit as a class action. The complaint seeks an unspecified amount of actual damages, and reimbursement of costs and expenses.

      No assessment of the likelihood of any loss can be made at this time, because the complaint has only been recently filed, and the defendants have not yet prepared their answers, nor has any discovery commenced. The Company intends to defend against the charges. Pursuant to the Company's by-laws and Delaware law, the Company will advance CBH's, MMH's, DDL's and JRY's costs of defense in this matter. No estimates can reasonably be made at this time of the costs of defense of the Company, CBH, MMH, DDL and JRY.

      In June 1995, two derivative actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County, "Alpert v. Hemmeter et al., Doc. No. 14389" and "Frank et al. v. Hemmeter et al., Doc. No. 14413". The Company is a nominal defendant in each of these cases. The defendants in both cases are: CBH, MMH, DDL and JRY. The complaints purport to allege that the officers and directors breached their fiduciary duties to the Company, wasted Company assets and that CBH stood in a conflict of interest position.

Pursuant to the Company's by-laws and Delaware law, the Company will advance to individual defendants the costs of defense. No estimate can reasonably be made at this time of the costs of defense. Both complaints pray for unspecified damages.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

      (a) The following exhibits are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 33-23521), referencing the exhibit numbers used in such Registration Statement.

      Exhibit Number          Description

            3.(a)             Restated Certificate on Incorporation
            3.(b)             Amended and Restated By-Laws

      (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the third quarter of 1995:

            Date              Items Report

      June 29, 1995           5
      August 8, 1995          5


      Items 2, 3, 4 and 5 of Part II are omitted because of the absence of conditions under which they are required.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                RESORT INCOME INVESTORS, INC.
                                (Registrant)

DATE:  November 14, 1995            By:   /s/ John R. Young

                                  Name:   John R. Young
                                 Title:   Chairman of the Board of Directors,
                                          Chief Executive Officer,
                                          President and Chief Financial
Officer

                                    By:   /s/ Daniel D. Lane

                                  Name:   Daniel D. Lane
                                 Title:   Director, Secretary, Treasurer
                                          and Chief Accounting Officer

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                RESORTS INCOME INVESTORS, INC.
                                (Registrant)

DATE:  November 14, 1995            By:   __________________________________

                                  Name:   John R. Young
                                 Title:   Chairman of the Board of Directors,
                                          Chief Executive Officer,
                                          President and Chief Financial
Officer

                                    By:   __________________________________

                                  Name:   Daniel D. Lane
                                 Title:   Director, Secretary, Treasurer
                                          and Chief Accounting Officer

                         RESORT INCOME INVESTORS, INC.
                     EXHIBIT 27 - FINANCIAL DATA SCHEDULE
                              SEPTEMBER 30, 1995
                                  (Unaudited)


This schedule contains summary financial information extracted from Resort Income Investors, Inc.'s September 30, 1995 interim financial statements and is qualified in its entirety by reference to such financial statements.


Item Number                  Item DescriptionAmount

5-02(1)        Cash and cash items$  2,069,709
5-02(2)        Marketable securities687,500
5-02(3)(a)(1)  Notes and accounts receivable-trade36,605,000
5-02(4)        Allowances for doubtful accounts15,450,000
5-02(6)        Inventory0
5-02(9)        Total current assets0
5-02(13)       Property, plan and equipment0
5-02(14)       Accumulated depreciation0
5-02(18)       Total assets22,994,913
5-02(21)       Total current liabilities1,010,737
5-02(22)       Bonds, mortgage and similar debt0
5-02(28)       Preferred stock-mandatory redemption0
5-02(29)       Preferred stock-no mandatory redemption0
5-02(30)       Common stock41,560
5-02(31)       Other stockholders' equity22,953,353
5-02(32)       Total liabilities and stockholders' equity22,994,913
5-03(b)(1)(a)  Net sales of tangible products0
5-03(b)(1)     Total revenues1,651,342
5-03(b)(2)(a)  Cost of tangible goods sold0
5-03(b)(2)     Total costs and expenses applicable to
                 sales and revenues18,359,140
5-03(b)(3)     Other costs and expenses0
5-03(b)(5)     Provision for doubtful accounts and notes(17,167,903)
5-03(b)(8)     Interest and amortization of debt discount0
5-03(b)(10)    Income before taxes and other items(16,707,798)
5-03(b)(11)    Income tax expense0
5-03(b)(14)    Income-loss continuing operations(16,707,798)
5-03(b)(15)    Discontinued operations0
5-03(b)(17)    Extraordinary items0
5-03(b)(18)    Cumulative effect-changes in accounting
                principles0
5-03(b)(19)    Net income or loss(16,707,798)
5-03(b)(20)    Earnings per share - primary$(4.02)
5-03(b)(20)    Earnings per share - fully diluted0


NOTE: The above captions are specified in Exhibit 27, and contemplate that the entity is a going concern. As discussed in Note 1 to the Company's unaudited financial statements, the Company is in the process of liquidation as of September 30, 1995. The amounts above are presented with the caption that, in management's judgment, most closely correlates to respective financial statement captions used in the Company's unaudited financial statements.