Form 10-K
period 1995-12-31
RESORT INCOME INVESTORS INC
filed 1996-04-16
CIK 837336

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-K

(  X  )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

                                      OR

(     )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _______.

                        Commission File Number  1-10084

                         RESORT INCOME INVESTORS, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                            36-3593298
(State of other jurisdiction of                         (I.R.S. Employer Iden-
incorporation or organization)                          tification Number)

150 South Wacker Drive, Suite 2900, Chicago, Illinois       60606
    (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (312) 683-3323

          Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                 Name of each exchange on which registered
Shares of Common Stock                       American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X  .  NO     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Shares of common stock outstanding as of April 8, 1996: 4,156,000. Aggregate market value of the common stock held by non-affiliates of the Registrant as of April 1, 1996: $4,142,500. This amount is based on the closing price of the shares of common stock ($1.00) on April 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

A portion of the prospectus of the Registrant dated October 24, 1988 (the "Prospectus") and filed pursuant to Rule 424 under the Securities Act of 1933 is incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS



PART I
       ITEM 1.   BUSINESS   . . . . . . . . . . . . . . . . . . . . . . .    2
       ITEM 2.   PROPERTIES   . . . . . . . . . . . . . . . . . . . . . .    6
       ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .    6
       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . .    7

PART II
       ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . .    8
       ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . .    9
       ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . .    9
       ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . .   19
       ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE   . . . . . . . .   19

PART III
       ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   . .   20
       ITEM 11.  EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . .   21
       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT   . . . . . . . . . . . . . . . . . . . . . .   22
       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . .   22

                                    PART IV
       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . .   24
       SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25



                                    PART I

ITEM 1.  BUSINESS

       The Registrant, Resort Income Investors, Inc. (the "Company"), is a Delaware corporation organized pursuant to a Certificate of Incorporation filed on July 20, 1988. The Company commenced a public offering of up to 3,600,000 shares of common stock (subject to increase to 4,140,000 shares to cover over-allotments) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on October 24, 1988. Pursuant to the public offering, the Company received gross proceeds of $51,750,000 from the sale of 4,140,000 shares, plus an additional $200,000 from the sale of 16,000 shares to RC&H, Inc. ("RC&H") at the public offering price of $12.50 per share.

       In late June 1995, Mr. Christopher B. Hemmeter ("CBH"), then the Chairman of the Board, President and Chief Executive Officer of the Company, informed the Company that interest and principal would not be paid when due on demand loans made by the Company to him personally or to entities affiliated with him (the "Affiliated Borrowers"). Further, he informed the Company that he would not be able to make timely payments of such interest and principal on behalf of the Affiliated Borrowers pursuant to guarantees he had made in connection with the Affiliated Borrowers' loans, thereby creating an event of default for each of the loans. The affected loans constituted all of the demand loans to related parties held by the Company, aggregating $36,605,000, of which CBH was personally the borrower of $15,000,000 and the Affiliated Borrowers were the borrowers of $21,605,000, as of the date of such announcement.

       The Company announced on June 29, 1995, that it would commence an orderly self-liquidation of its assets over an estimated 24- to 36-month period. The Company also determined that it would take a charge to income for the second quarter of 1995 in an amount that, in management's judgement, would be adequate to absorb estimated losses related to the loan portfolio. The amount of the charge was based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans and also reflected management's judgments concerning the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest, in light of CBH's inability to perform on his guarantees in a timely manner. The Company reflected, for the second quarter of 1995, an allowance of $10,367,903, consisting of $9,900,000 for the loan to CBH and $467,903 for uncollectibility of interest accrued as of December 31, 1994 but unpaid as of June 30, 1995. Further, interest of $2,043,017 accrued during 1995 but unpaid as of June 30, 1995, was reversed by a charge against interest income. Additionally, $1,250,000 was provided for amounts that management estimated would be needed to advance to first lien holders and others to protect the Company's collateral position while the plan of liquidation is accomplished, which includes negotiations with CBH and the Affiliated Borrowers.

       The Company also announced that Messrs. John R. Young and Daniel D. Lane, the Company's then independent directors (the "Independent Directors") would assume responsibility for negotiations with CBH and the Affiliated Borrowers to maximize the Company's recovery of its investment in loans and accrued interest. Based on information provided to the Independent Directors by CBH and the Affiliated Borrowers, the Independent Directors reviewed CBH's financial condition, the financial condition of the Affiliated Borrowers, the terms of the Company's loans, the collateral for certain of the loans (including the existence of senior liens on certain of the collateral), appraisals of certain of such collateral and other information concerning the value of the other collateral, and other factors, to determine the amount of the charge and in reaching a decision to proceed with the liquidation of the Company's assets.

       The Company also decided to cease accruing interest on its current loans for financial statement purposes only and convert each of its loans to the Affiliated Borrowers maturing June 30, 1995 to demand loans, and that periodic liquidating distributions be made to the stockholders of the Company as loans are repaid, subject to allowances for necessary reserves and working capital, to allow the Company to protect its remaining collateral position and assets and, in that regard, that all quarterly distributions be eliminated. Finally, the Company determined that no new loans would be made by the Company and that any additional advances to the Affiliated Borrowers will be made in an effort to protect the collateral position of the Company.

       In addition, the Company, on June 29, 1995, also terminated its advisory agreement with RII Advisors, Inc., the Company's investment manager, which entity was controlled by affiliates of CBH.

       On August 8, 1995, CBH resigned as Chairman of the Board, President and Chief Executive Officer of the Company and Mr. Mark M. Hemmeter, the son of CBH, resigned his positions with the Company as Executive Vice President, Secretary, Treasurer and Director of the Company. On such date, the resignations of CBH and Mark Hemmeter were accepted by the Independent Directors. Also, the Company decided that Mr. John R. Young, an Independent Director of the Company since the Company's inception in 1988, would become the Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer of the Company immediately. Also, Mr. Daniel D. Lane, an Independent Director of the Company since 1990, would remain an Independent Director of the Company and also be designated as the Company's Secretary, Treasurer and Chief Accounting Officer. At this time, the Company also retained the consulting services of Mr. Neil D. Hansen to work with the Company's Directors in connection with the Company's orderly self-liquidation of its assets. From the inception of the Company through 1990, Mr. Hansen was the Company's Executive Vice President, Secretary and Treasurer. The Company

also decided to relocate its headquarters to Chicago, Illinois and establish banking relations with LaSalle National Bank of Chicago.

       The Company also determined to suspend distribution payments to the Stockholders in light of the pending litigation filed against the Company and certain of its current and former officers and directors. See Item 3.

       From inception of the Company until May 4, 1991, RC&H acted as the Company's investment manager. On February 16, 1991, a majority of the then independent directors of the Company authorized the termination of the investment management agreement with RCH effective May 4, 1991. On such date, RII Advisors, Inc. ("RII Advisors") became the Company's Investment Manager. Both advisors were controlled by affiliates of CBH. As described earlier, on June 29, 1995, the Company terminated its investment management agreement with RII Advisors and retained Mr. Hansen, an outside consultant, to assist the Directors in the orderly self-liquidation of the Company. RC&H and RII Advisors, when discussed in connection with their capacity as the former investment managers to the Company, shall be referred to herein collectively as the "Investment Manager."

       The original business plan of the Company contemplated the Company principally making mortgage loans primarily to affiliates of CBH ("Mortgage Loans") which would generally be secured by either luxury destination resorts or unimproved property anticipated to be developed into luxury destination resorts. In light of the state of the real estate market in general during the early 1990's, and the resort development market in particular, the Company shifted its focus to making Mortgage Loans secured by gaming related developments or unimproved property anticipated to be developed into gaming related developments. The Mortgage Loans were to be secured principally by junior and, to a lesser extent, senior mortgages on real properties or by interests in other real estate investment trust-qualifying assets. In addition, Hemmeter Guaranty Corporation (the "Guarantor"), an affiliate of CBH, agreed to purchase defaulted Mortgage Loans, if any, made to Affiliated Borrowers, in an aggregate amount of up to 20% of the gross proceeds of the Company's public offering (the "Mortgage Loan Purchase Guaranty"). Pursuant to the Mortgage Loan Purchase Guaranty, the Guarantor was to pay the amount of any accrued but unpaid base interest plus the amount of the outstanding principal and interest reserve, subject to the Mortgage Loan Purchase Guaranty.

       The Company's objectives in making investments in Mortgage Loans were to: (i) distribute cash on a quarterly basis to stockholders (the "Stockholders"); (ii) preserve and protect the Stockholders' capital; and
(iii) realize the benefit of capital appreciation in the value of the assets securing the Mortgage Loans through the receipt of bonus interest.

       The Company's objective was to structure its Mortgage Loan portfolio to provide for the receipt of points, base interest and bonus interest at combined rates sufficient to allow the Company to make distributions to the Stockholders on a quarterly basis, at a rate equal to a 12% per annum, non-compounded, cumulative return on the initial public offering price ($12.50 per share), or $1.50 per share annually. This return was guaranteed (the "Cash Flow Guaranty") for the period from October 31, 1988 (initial closing date) through October 31, 1991 (the "Cash Flow Guaranty Period"). Throughout such period, Affiliated Borrowers were obligated to pay supplemental interest in amounts necessary to enable the Company to make the specified distributions, which amounts were provided by the Guarantor to the Affiliated Borrowers pursuant to the Cash Flow Guaranty. During the Cash Flow Guaranty Period a total of $385,528 of supplemental interest was required and subsequently paid in order that the Company meet its cash flow requirements under the Cash Flow Guaranty. These amounts could be credited dollar-for-dollar against up to 50% of the amounts later remitted by the Affiliated Borrowers as bonus interest, and all but $11,752 of the total amount of supplemental interest was recaptured in this manner.

       Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting.

       On July 25, 1995, the Company was informed that the Enforcement Division of the Securities and Exchange Commission (the "Commission") was conducting an informal inquiry of the Company. The Company has and continues to provide information to the Commission in response to the Commission's document requests. On October 25, 1995, the Commission converted the informal inquiry to a formal investigation.
       In October 1995, the Company also decided to retain an independent financial advisor to review the status of the Company's loans, the financial position of the Affiliated Borrowers and the proposed work out plans to be presented by the Affiliated Borrowers. It was determined that an independent third party with extensive experience in real estate finance related matters would provide the Directors with additional pertinent information so as to assist the Directors as the Company proceeds with its self-liquidation. The Company sought bids from various independent financial advisors and retained the firm of Coopers & Lybrand L.L.P. ("C&L") on November 3, 1995. C&L analyzed certain assets securing the Company's Waikiki, Outlaws, Canadian Pavilion, Sint Maarten and CBH Loans. The scope of services varied from analysis of the current status of the loans, alternative courses of action and C&L's recommendations to an appraisal estimating the value of one of the assets securing one of the Company's loans.

       The Company also decided that it would seek to locate an additional Director who would be considered independent under the terms of the Company's Amended and Restated By-Laws. On January 26, 1996, Messrs. Young and Lane appointed Mr. Thomas A. Ellsworth as an Independent Director of the Company, as well as a member of its Audit Committee. See Item 10.

       As of September 30, 1995, the Company's investment in loans had a carrying value of $21,155,000, which was net of a $12,850,000 allowance for impairment of the loan to CBH and his wife and $2,600,000 for the Company's loan to the Canadian Pavilion Limited Partnership, an Affiliated Borrower, in the original principal amount of $2,600,000. As of September 30, 1995, $316,279 has been charged against the Company's reserve taken at June 30, 1995 of $1,250,000 relating to expenses associated with the protection of the Company's collateral. See Item 7.

       As of December 31, 1995, the Company's investment in loans had a carrying value of $12,092,875, which is net of an $14,267,000 allowance for impairment of the loan to CBH and his wife, a $5,000,000 allowance for impairment of the Company's loan to R.C.H. Investments, L.L.C., an Affiliated Borrower, a $1,600,000 allowance for impairment of one of the Company's loans to the Outlaws Borrower, an Affiliated Borrower, a $1,000,000 allowance for impairment of the Company's loan to Hemmeter Enterprises, Inc., an Affiliated Borrower, and $2,600,000 for the Company's Canadian Pavilion loan. All accrued interest relating to December 31, 1994 has been reserved and accrued interest related to 1995 has been reversed. Additionally, at December 31, 1995, the Company had utilized or reversed a total of $1,027,490 of the $1,250,000 reserved earlier in the year for the estimated costs of protecting its collateral position in certain loans.

       The Company qualified and will be treated as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended, for the year ended December 31, 1995.
       In February 1996, the Company received net proceeds of approximately $733,000 from the sale of the two homes located in Los Angeles, California owned by CBH which secured the loan to CBH and his wife. As of September 30, 1995, the loan to CBH had a carrying value of $2,150,000. In addition, approximately $611,000 of the $1,250,000 collateral preservation reserve made by the Company at June 30, 1995 was allocated to the loan to CBH and his wife. After accounting for the unused portion of the asset preservation reserve allocated to the collateral securing the loan to CBH, the Company recognized an additional $1,100,000 reserve against the loan to CBH to reduce its carrying value to zero. CBH and his wife maintain their personal obligation to the Company for the remaining approximately $14,300,000 balance of the loan to CBH.

       The Company did not directly employ any persons during 1995. The Independent Directors were compensated for their services as directors and the Company entered into consulting arrangements with Messrs. Young and Hansen. See Items 10 and 11 for further details.

ITEM 2.  PROPERTIES

       The Company was formed to make Mortgage Loans and Temporary Investments secured or collateralized by interests in non-operating real property or other real estate investment trust qualifying assets and will not own any properties unless it is a result of a foreclosure action against the collateral of its Affiliated Borrowers. See Notes 3 and 4 of the Notes to Financial Statements for information pertaining to the properties which collateralize the Company's loans.

ITEM 3.  LEGAL PROCEEDINGS

       (a & b)

       On July 3, 1995, a complaint was filed against the Company, CBH, Mark
M. Hemmeter ("MMH") and Deloitte & Touche LLP, the Company's independent auditors, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and other provisions of Federal law and the rules promulgated by the Securities and Exchange Commission, "Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665." On August 24, 1995, a second suit alleging similar violations was filed in the U.S. District Court for the District of Colorado against each of the defendants in the lawsuit described earlier, as well as Daniel D. Lane ("DDL"), Christopher R. Hemmeter ("CRH"), Gregory Hooper ("GH") and John R. Young ("JRY"), "Contract v. Resort Income Investors, Inc., et al., Doc. No. 95 B 2184." In November 1995, the two actions were consolidated. On November 27, 1995, the plaintiffs moved to have the consolidated actions certified as a class action for investors who purchased or acquired stock in the Company between March 31, 1993 and June 29, 1995. On December 6, 1995, the plaintiffs filed a consolidated amended complaint seeking to prosecute the suit as a class action. On January 16, 1996, the defendants moved to dismiss the consolidated amended complaint. On February 29, 1996, the defendants filed opposition papers to the plaintiffs' motion for class certification. The consolidated amended complaint seeks an unspecified amount of actual damages and reimbursement of costs and expenses.

       No assessment of the likelihood of any loss can be made at this time. However, the Company intends to defend against the charges. Pursuant to the Company's by-laws and Delaware law, the Company will advance CBH's, MMH's, CRH's, GH's, DDL's and JRY's costs of defense in this matter. No estimates can reasonably be made at this time of the costs of defense of the Company, CBH, MMH, CRH, GH, DDL and JRY.

       In June 1995, two derivative actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County, "Alpert v. Hemmeter et al., Doc. No. 14389," and "Frank, et al. v. Hemmeter et al.," Doc No. 14413. The Company is a nominal defendant in each of these cases. The defendants in both cases are: CBH, MMH, DDL and JRY. The complaints purport to allege that the officers and directors breached their fiduciary duties to the Company, wasted Company assets and that CBH stood in a conflict of interest position. The complaints have now been consolidated. The defendants have moved to dismiss the consolidated derivative action for failure to comply with the requirements of Delaware law. Pursuant to the Company's by-laws and Delaware law, the Company will advance to the individual defendants their defense costs. No estimate can reasonably be made at this time of the costs of defense. Both complaints pray for unspecified damages.

       The Company is a defendant in litigation pending in the Civil District Court for the Parish of Orleans, State of Louisiana, The Venture International Group v. C.C. Partners Corp., Canadian Pavilion Limited Partnership, Resort Income Investors, Inc., the City of New Orleans and The Ernest N. Morial New Orleans Exhibition Hall Authority, Case No. 93-870. The plaintiff alleges that the Company, along with the other defendants, caused the plaintiff to sell its rights and interests to certain water-front property located in New Orleans, Louisiana. This property was subject to the loan made by the Company to Canadian Pavilion Limited Partnership. The Company is alleged to have assisted its Affiliated Borrower in obtaining the property for less than 50% of its fair value by providing the financing for the acquisition and failing to timely record its mortgages on the property. The Company has filed a motion to dismiss the complaint for failure to state a claim. The Company and the plaintiff are engaged in active settlement discussions in an attempt to resolve the claims against RII.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a - d)  None