Form 10-K405
period 1995-12-31
RESORT INCOME INVESTORS INC
filed 1996-04-16
CIK 837336

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   FORM 10-K

[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Shares of common stock outstanding as of April 8, 1996: 4,156,000. Aggregate market value of the common stock held by non-affiliates of the Registrant as of April 1, 1996: $4,142,500. This amount is based on the closing price of the shares of common stock ($1.00) on April 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

A portion of the prospectus of the Registrant dated October 24, 1988 (the "Prospectus") and filed pursuant to Rule 424 under the Securities Act of 1933 is incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS




PART I
         ITEM 1.  BUSINESS.........................................   2
         ITEM 2.  PROPERTIES.......................................   6
         ITEM 3.  LEGAL PROCEEDINGS................................   6
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS..........................................   7

PART II
         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS.......................   8
         ITEM 6. SELECTED FINANCIAL DATA...........................   9
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....   9
         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......  19
         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE............  19

PART III
        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT........................................  20
        ITEM 11. EXECUTIVE COMPENSATION............................  21
        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT.............................  22
        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....  22

                                    PART IV
        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K...............................  24
        SIGNATURES.................................................  25

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a - d)  None

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     (a) The Company's shares of common stock are listed and traded on the American Stock Exchange (the "AMEX") under the symbol "RII." The high and low sales prices for the shares by quarter for the two years ended December 31, 1995 were as follows:



                            Quarter   Quarter's  Quarter's
                             Ending   High       Low

                            03/31/94  13-5/8     11-3/4
                            06/30/94  14         9-3/8
                            09/30/94  11-1/8     9-1/2
                            12/31/94  10-1/4     8-3/8

                            03/31/95  10-3/8     8-1/2
                            06/30/95  10-1/2     2
                            09/30/95  4-3/8      1-7/8
                            12/31/95  2-13/16    1

     (b) As of the date hereof, there are approximately 922 holders of the Company's shares.

     (c) The Company paid distributions to the Stockholders for the year 1994 in the amount of $1,558,500 or $0.375 per share on each of May 13, 1994, August 12, 1994, November 14, 1994 and January 31, 1995. The last distribution paid by the Company was in the amount of $1,558,500, or $.375 per share, on May 10, 1995. For the years ended December 31, 1994 and 1995 return of capital constituted $0.54 and $0.375 per share; respectively. These distributions provided each Stockholder with a return on the original issue price ($12.50 per share) equal to 12.0% per annum for 1994 and 3.0% for 1995.

     The Company intends to make liquidating distributions as cash receipts from loan recoveries are received, less any amounts reserved to cover Company operating needs prior to completion of the liquidation. The Company intends to make distributions to Stockholders in a amount equal to at least 95% of its taxable income in order to continue to qualify as a REIT in accordance with the Code. However, the Company determined to suspend distribution payments to the Stockholders in light of the pending litigation filed against the Company and certain of its current and former officers and directors and to protect the Company's collateral position. See Item 3.

     On March 25, 1996, the Company announced that it will not appeal the decision of the AMEX to remove its common stock from the AMEX and, therefore, has consented to such removal. This action became necessary since the Company has decided to self-liquidate in an orderly fashion and no longer satisfies all the financial guidelines of the AMEX for continued listing. The AMEX has advised the Company that the last day for trading of the Company's common stock will be Friday, April 26, 1996. Subsequent to the delisting from the AMEX, management of the Company expects that a market for the Company's common stock will be established via the electronic bulletin board system of the over-the-counter market.

ITEM 6. SELECTED FINANCIAL DATA (1)


                                             Six Months     Six Months
                                               Ended          Ended
                                            December 31,     June 30,                  Year Ended December 31,
                                                1995           1995          1994         1993         1992          1991
Total Assets                                $13,210,937          ---         $42,495,546   $45,265,321  $45,378,303   $46,941,591

Total Revenue                                    ---         $1,629,618       $5,445,580    $7,173,577   $5,884,818    $6,161,172

Net Income (Loss)                                ---       ($10,849,558)      $3,975,315    $6,102,917   $4,850,107    $5,155,032

Net Income (Loss) per Share of
  Common Stock (2)                               ---             ($2.61)           $0.96         $1.47        $1.17         $1.24

Change in Net Assets in Liquidation        ($15,642,215)         ---              ---           ---           ---            ---

Cash Distributions Declared (3)                  ---         $1,558,500       $6,234,000    $6,234,000   $6,234,000    $6,234,000

Cash Distributions per Share of Common
  Stock (4)                                      ---             $0.375            $1.50         $1.50        $1.50         $1.50


    (1) The above-selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

    (2) Net income per share of common stock was computed based on a weighted average of 4,156,000 shares outstanding for 1991, 1992, 1993, 1994 and 1995.

    (3) See Item 5 for additional information concerning distributions.

    (4) Cash distributions per share of common stock were computed based on 4,156,000 shares outstanding on the record date of such distributions.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1995, the Company had six temporary investments outstanding with carrying values totalling $12,092,875. Each of these temporary mortgage loan investments, the status of which are described below, were declared in default during 1995. Since June 30, 1995, the Affiliated Borrower of the Waikiki and Waikiki II loans (collectively, the Mideast & China Trading Company ("MCTC") Loans), with a combined principal balance of $1,900,000, have received interest payments, one in December 1995 of $45,125 and monthly payments since then, each in the amount of $15,042. The Company has applied the $45,125 of interest payments received against the carrying amount of the loan. No payments have been received on any of the Company's other loans subsequent to the announcement on June 29, 1995 of the Company's plan to commence an orderly self-liquidation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Company will not make any new loans, however, the Company has advanced and may continue to advance funds to the Affiliated Borrowers to the extent deemed necessary to protect the Company's position in the underlying collateral. As of December 31, 1995, the Company has advanced approximately $588,000 to the Affiliated Borrowers in an effort to protect the Company's collateral positions. The Company will consider making distributions to Stockholders during the course of the liquidation process, although the amount and timing of such distributions are not predictable. However, as a result of the uncertainty caused by the lawsuits described in Item 3, the Company determined that no periodic liquidating distributions will be made to the Stockholders of the Company. The Company reevaluates this position on an ongoing basis. The Company believes that it will not be required to make distributions in the near term to maintain its status as a REIT. Although reserves have been established and expenses incurred regarding the protection of its loan collateral, it is the Company's intent to pursue collection of these costs as incurred. The statement of net assets reflects the Company's best estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest are based on an analysis of each loan by both the Directors and C&L, as well as valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimates reflected in the December 31, 1995 statement of net assets.

     The Company's near term capital requirements will be for ongoing operating costs during the period of self-liquidation. The Company believes that its existing cash, cash equivalents and short-term investment balances should be adequate to fund near-term capital requirements.

     The Company loaned $12,900,000 (the "Sint Maarten Loan") to R.C.H. Investments, N.V., an affiliate of the Investment Manager (the "Sint Maarten Borrower"), which was secured by a second mortgage on a 28-acre site on the island of Sint Maarten in the Netherlands Antilles (the "Sint Maarten Property"). This loan matured on May 7, 1992. On May 12, 1992, the Company agreed to make a new loan to the Sint Maarten Borrower in the amount of $12,900,000 (the "New Sint Maarten Loan") to replace the Sint Maarten Loan. The New Sint Maarten Loan had an original term of approximately 12 months, and was scheduled to mature on May 7, 1993. The New Sint Maarten Loan was extended by the Company for 30 days at which time it was replaced with a temporary investment in the amount of $12,900,000 which was to mature on the earlier of demand or June 7, 1994. The New Sint Maarten Loan was further extended on June 7, 1994 to mature on the earlier of demand or December 31, 1994 in consideration for which the interest rate was increased from 14% to 14.5%, payable quarterly in arrears. In December 1994, the Sint Maarten Borrower transferred its interests in the Sint Maarten Property and the attendant obligation related to the New Sint Maarten Loan to R.C.H. Investments, L.L.C., a Delaware limited liability company, whose constituent members are the shareholders of the Sint Maarten Borrower (the "New Sint Maarten Borrower"). On December 29, 1994, the New Sint Maarten Borrower

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

received an extension of the New Sint Maarten Loan to June 30, 1995 and the demand feature was withdrawn in consideration for which the interest rate could be increased prior to maturity at the option of the Company. Due to the inability of the Affiliated Borrower, as well as CBH in his capacity as the guarantor of the New Sint Maarten Loan, to fulfill their obligations under the terms of the New Sint Maarten Loan, the Company converted the New Sint Maarten Loan to a demand loan on June 30, 1995, the date the New Sint Maarten Loan was scheduled to mature.

     The Sint Maarten Property also secures a first mortgage in the original principal amount of $4,000,000 in favor of a lender unaffiliated with the Affiliated Borrowers. Interest payments due the senior lender subsequent to June 30, 1995 and through December 31, 1995, in the amount of approximately $308,000 were funded by the Company and changed against the $1,250,000 provided for by the Company to protect the collateral positions on the Company's various loans. The senior encumbrance matured on December 31, 1995. However, the Affiliated Borrower has requested an extension of the loan from the senior lender. The senior lender and the Affiliated Borrower continue discussions regarding the senior loan and the senior lender has classified the loan, however, to date, the senior lender has taken no action regarding the maturing of the loan. Neither the Affiliated Borrower nor the Company has made any interest or principal payments on the senior loan during 1996.


     The New Sint Maarten Borrower is currently negotiating a proposed transaction with a major hospitality company for a hotel and time share development on the Sint Maarten Property. The preliminary structure of the proposed transaction would be for the Company and the New Sint Maarten Borrower to form a joint venture which would become a partner in a new entity which would also include the major hospitality company, a construction company and an equity investor as the other partners. The joint venture with the New Sint Maarten Borrower would contribute the property free and clear of the Company's New Sint Maarten Loan and CBH's resort development expertise to the new partnership. The other three parties would contribute approximately $15,000,000 in new equity to the transaction. An exclusive 90 day period has been granted to complete due diligence by all parties. Based upon a market study prepared by an independent third party, the New Sint Maarten Loan could be fully repaid over a period in excess of five years if various assumptions are realized, of which no assurances can be given. The New Sint Maarten Loan had an outstanding balance $14,835,517, as of December 31, 1995, including accrued interest of $1,492,604 and the $442,913 of additional advances to preserve the collateral. Based upon the results of an appraisal prepared by an independent third party, the current carrying value of the New Sint Maarten Loan is $7,900,000 after a $5,000,000 reserve for impairment of value was recorded against the loan during the quarter ended December 31, 1995.

     The Company made a loan to Canadian Pavilion Limited Partnership, an affiliate of the Investment Manager (the "Canadian Pavilion Borrower"), in the amount of $2,600,000 (the "Canadian Pavilion Loan"), on or about November 19, 1991. The proceeds of the Canadian Pavilion Loan were applied as follows:
$1,000,000 to purchase the $2,900,000 of defaulted mortgages and notes encumbering the subleasehold interest in the Canadian Pavilion and approximately

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

$800,000 was advanced to an affiliate of the Canadian Pavilion Borrower for it to purchase the subleasehold interest from a third party. The remaining $800,000 was used to provide working capital to the Canadian Pavilion Borrower. Immediately after the closing of the Canadian Pavilion Loan, the interest of this third party was transferred to the Canadian Pavilion Borrower. The Canadian Pavilion is a wharf-front property on the Mississippi River in downtown New Orleans. It is part of the International Pavilion which was erected as an exhibition hall for the 1984 World's Fair. The Canadian Pavilion Loan originally bore interest at 9-1/2% per annum, payable quarterly in arrears and was to mature on the earlier of demand or November 19, 1992. The Company extended the maturity of the Canadian Pavilion Loan on a number of occasions. On May 18, 1994, the loan was again extended to the earlier of demand or December 31, 1994 and the interest rate was increased from 9.5% to 10.5% per annum, payable quarterly in arrears. On December 7, 1994, the terms of the loan were further modified to increase the interest rate to 22% per annum, 11.5% of which accrued and was payable when the Canadian Pavilion Loan was retired. In addition, this modification provided that the demand feature be removed from the loan so that the loan could not be called prior to December 31, 1994. On December 16, 1994, the maturity date of the Canadian Pavilion Loan was further extended by the Company to June 30, 1995. On June 30, 1995, the Company ceased accruing interest on the Canadian Pavilion Loan and converted it to a demand loan. In addition, the Company made additional advances to the Canadian Pavilion Borrower to preserve the underlying collateral in the amount of approximately $113,000 subsequent to June 30, 1995.

     During the third quarter of 1995, negotiations by and between various governmental agencies, the former owner of the Canadian Pavilion and the Canadian Pavilion Borrower proved unsuccessful and the Canadian Pavilion Borrower received a termination letter regarding its lease from the New Orleans Exhibition Hall Authority ("NOEHA"). After receipt of the NOEHA letter, the Company had numerous discussions with representatives of the Canadian Pavilion Borrower and its counsel in New Orleans and real estate professionals located in New Orleans. The input of these various parties, as well as the lack of acceptance of riverboat gaming in the downtown New Orleans area and the poor performance of the temporary land-based casino in New Orleans, significantly reduced the value of the property securing the loan to the Canadian Pavilion Borrower. Furthermore, certain ongoing financial obligations of the Canadian Pavilion Borrower, including insurance, payments to governmental agencies and maintenance expenses were continuing with no assurance that such amounts, which had been advanced by the Company, would be repaid to the Company nor was there any assurance that the Company would receive any of the principal portion of the Canadian Pavilion Loan since, after extensive marketing of the property securing the Canadian Pavilion Loan, no significant interest in the acquisition of the property arose. Based on these factors, the Company took a reserve, as of September 30, 1995, for the full $2,600,000 of the Canadian Pavilion Loan. The Company continues to maintain its interest in the collateral.

     The Company has also been named as a defendant in a lawsuit brought by the entity which sold the property to the Canadian Pavilion Borrower under a lender liability theory. The Company believes that the claim made by the plaintiffs appears to lack merit and is

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

currently in negotiations with the plaintiffs to settle the matter.  See Item 3.

     On February 11, 1992, the Company made two demand loans to Outlaws Casino, Ltd., an affiliate of the Investment Manager (the "Outlaws Borrower") in the amounts of $1,200,000 (the "Crook Loan") and $500,000 (the "Hudspeth Loan") (collectively, the "Outlaws Loans"). The Outlaws Borrower sought the loans in order to fund a portion of the acquisition of two adjacent parcels of land in Black Hawk, Colorado, known as the Crook Parcel (approximately 16,000 square feet) and the Hudspeth Parcel (approximately 5,500 square feet). The Outlaws Borrower originally planned to combine the Crook Parcel and the Hudspeth Parcel and construct a casino of approximately 50,000 square feet containing approximately 800 slot machines thereon. The Outlaws Loans are secured by an assignment of a partnership interest in the Outlaws Borrower; the Crook Loan is also secured by a second mortgage on the Crook Parcel which is subordinated to a seller note with a principal balance at December 31, 1995 of approximately $2,650,000. The Hudspeth Loan is also secured by a first mortgage on the Hudspeth parcel. There is no senior encumbrance on the Hudspeth Parcel.

     On July 17, 1992, the Outlaws Borrower made draws of $500,000 and $200,000 against the Crook Loan and Hudspeth Loan, respectively. On September 2, 1992, the Outlaws Borrower paid the Company $95,000 in principal towards the then outstanding principal balance of the Hudspeth Loan. On October 30, 1992 and November 6, 1992, the Outlaws Borrower paid the Company $150,000 and $50,000, respectively, in principal towards the outstanding principal balance of the Crook Loan. On November 30, 1992, the Company agreed to increase the Crook Loan by $100,000 to a total of $1,600,000. The additional funds were used to cover expenses related to the planned expansion and renovation of the Outlaws Casino, which plans were abandoned by the Outlaws Borrower. Subsequent to funding the $100,000 increase, the aggregate principal amount of the Outlaws Loans was increased to $2,205,000, consisting of $1,600,000 for the Crook Loan and $605,000 for the Hudspeth Loan. The maturity of the Outlaws Loans was extended by the Company to June 30, 1995. On such date, the Company ceased accruing interest on the Outlaws Loans and converted them to demand loans.

     In October 1995, representatives of the Outlaws Borrower informed the Company that the Outlaws Casino had very little cash and that its bills were approximately 45 days in arrears. Such representatives also told the Company that it was an absolute necessity for the Outlaws Casino to build up its working capital reserves to approximately $150,000 so as to be able to fund the operating deficits which usually occur in the winter due to the weather conditions which hinder ingress and egress to the casinos located in Black Hawk, Colorado. The Company was also advised that the October mortgage payment on the senior encumbrance secured by the Crook Parcel was not made and that the Outlaws Borrower was currently in negotiations with the senior lender to revise the terms of the loan in a manner so as to allow the Outlaws Borrower to make interest only payments until spring 1996. In addition, these representatives informed the Company that they were developing a marketing plan for the Outlaws Casino which would appeal to local patrons who do not desire to game in a large casino. In addition, the Company was advised that a potential sale of the Outlaws Casino was probably not

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


possible at such time since the winter months are the least productive for the Colorado casinos and that any prospective buyer would defer a purchase until spring of 1996.

     Based on this information, the Company decided to modify the terms of the Outlaws Loans to require the Outlaws Borrower to make monthly payments of "net revenue" from the casino and real estate which the Outlaws Borrower had mortgaged to the Company as security for the loans (the "Properties"). Net revenue is defined as all operating revenues from the Properties less: (a) the ordinary and reasonable expenses of the operation of the Properties; (b) the interest and principal payments required by the existing senior lender on the property which secures the Crook Loan; and (c) the funds necessary to maintain no less than $150,000 of working capital. The Company also stated that in exchange for its forbearance from foreclosing on the Outlaws Loans, the Outlaws Borrower must deliver to the Company, on the first day of each month: (a) monthly operating reports setting forth the current financial performance of the Properties; (b) current balance sheets evidencing the financial condition of the Properties; and (c) rolling three-month projections for the businesses located on the Properties. In addition, the previous unpaid interest as of October 31, 1995, in the amount of $105,509, was capitalized and added to the outstanding balances of the Outlaws Loans.

     As of December 31, 1995, the outstanding loan balances, including interest, were $1,707,447 for the Crook Loan and $645,629 for the Hudspeth Loan. The C&L report to the Company concluded that the market value of the fee simple interest in the Outlaws Casino was $2,500,000. As of December 31, 1995, the senior encumbrance on the Crook Parcel was $2,650,000. Therefore, the Company set up a reserve for the entire $1,600,000 of the Crook Loan. No reserve was taken by the Company against the Hudspeth Loan since there was no senior encumbrance and such loan was secured by the parking facility and not the Outlaws Casino.

     On May 12, 1992, the Company made a demand loan in the amount of $900,000 (the "Waikiki Loan") to Hemmeter Investment Company, now known as Mideast China Trading Company, a Hawaii general partnership, an affiliate of the Investment Manager (the "Waikiki Borrower"). The proceeds of the Waikiki Loan were used to acquire options on various properties in New Orleans, Louisiana, in connection with gaming-related developments pursued by the Hemmeter organization. The Waikiki Loan is secured by a sub-leasehold mortgage on the International Marketplace, a retail center in Honolulu, Hawaii (the "Waikiki Property"), CBH's personal guaranty of CBH and a collateral assignment of the Waikiki Borrower's interest as the sub-sublessor of the Waikiki Property. This loan bore interest at the rate of 9.5% per annum, payable quarterly in arrears, and was due on the earlier of demand or May 12, 1993. The Company agreed to extensions of the term of the Waikiki Investment through September 30, 1994.
On September 30, 1994, the Waikiki Investment was further extended to March 31, 1995 in consideration for which the interest rate was increased to 19.5%, 10% of which accrued and was to be payable at the time the Waikiki Loan matured. On March 16, 1995, the Company agreed to further extend the maturity of the Waikiki Investment to June 30, 1995. On June 30, 1995, the Company ceased accruing interest on the Waikiki Loan and converted it to a demand loan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     On April 8, 1994, the Company made a demand loan in the amount of $1,000,000 (the "Waikiki II Loan") to the Waikiki Borrower. The proceeds of the loan were used to fund working capital requirements of Grand Palais Casino, Inc. ("GPCI"), an affiliate of the Company. The Waikiki II Loan is also secured by the Waikiki Property, CBH's personal guaranty and a collateral assignment of the Waikiki Borrower's interest as the sub-sublessor of the Waikiki Property. This loan bore interest at the rate of 9.5% per annum payable quarterly in arrears, and was due on the earlier of demand or October 8, 1994. On September 30, 1994, the Waikiki II Loan was extended to the earlier of demand or March 31, 1995 in consideration for which the interest rate was increased to 19.5%, 10% of which accrued and was to be payable at the time the Waikiki II Loan matured. On March 16, 1995, the Company agreed to further extend the maturity of the Waikiki II Loan to June 30, 1995. On June 30, 1995, the Company ceased accruing interest on the Waikiki II Loan and converted it to a demand loan for financial statement purposes only.

     The Company modified the terms of the two Waikiki Loans on November 1, 1995 so as to require the Waikiki Borrower to make monthly payments of $15,042 with interest accruing at a rate of 11% per annum. As of December 31, 1995, the combined outstanding loan balances were $1,854,875. C&L appraised the subleasehold interest at International Marketplace at $2,510,000 at December 31, 1995. In light of this recent valuation, the Company has not set up a reserve for the Waikiki Loans.

     On January 4, 1994, the Company made a loan to CBH in the amount of $12,900,000 (the "Hemmeter Loan"), the proceeds of which were used for working capital purposes for CBH's various gaming affiliates and to retire certain indebtedness secured by three of Mr. Hemmeter's residences, one in Hawaii and two in California. This loan was originally secured by junior mortgages on the aforementioned residences, bore interest at 12% per annum, was payable quarterly in arrears, and was scheduled to mature on January 3, 1995. On September 14, 1994, the Hemmeter Loan was modified to provide for an additional $1,100,000 ("Additional Principal") for a total principal balance of the Loan of $14,000,000. The Additional Principal originally bore interest at the rate of 22%, 12% of which was payable under the same terms as the original loan, and the remaining 10% was accrued and was to be payable upon the maturity or earlier prepayment of the Hemmeter Loan. In addition, the interest rate on the original $12,900,000 in principal was increased to 21.7% effective October 1, 1994, 12% of which was payable under the same terms as the original loan, and the remaining 9.7% was accrued and was to be payable upon the maturity or earlier prepayment of the note. On December 16, 1994, CBH informed the Company that he was selling his residence in Hawaii in late December 1994 and requested a release of the Company's lien on the Hawaii residence and an extension of the maturity date of the Hemmeter Loan, including the Additional Principal. In response to CBH's request, the Company agreed that: (i) it would release its lien on the Hawaii residence, effective January 3, 1995; (ii) the maturity date of the Hemmeter Loan, including the Additional Principal, be extended to June 30, 1995; and (iii) the interest rate on the Hemmeter Loan and the Additional Principal be increased to 22.7% and 23%, respectively, assuming that the Company's lien on CBH's Hawaiian residence is released. Thirteen percent of the interest on both the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Hemmeter Loan and the Additional Principal was to be paid under the same terms as described above, and the remaining 9.7% of the Hemmeter Loan and the remaining 10% of the Additional Principal would accrue and be payable upon the maturity or earlier repayment of the Hemmeter Loan and the Additional Principal. The lien on the Hawaii residence was released on January 3, 1995 and the new interest rates for the Hemmeter Loan and the Additional Principal took effect on such date. On May 2, 1995, the Company agreed to a further modification of the Hemmeter Loan to provide for an additional $1,000,000 (the "Second Additional Principal") thereby increasing the principal amount of the Hemmeter Loan to $15,000,000. The Second Additional Principal bore interest at the rate of 23%, 10% of which was to be payable upon the maturity or earlier prepayment of the Second Additional Principal.

The carrying value of the Hemmeter Loan, including the Additional Principal and the Second Additional Principal, has been reduced by the Company three times,
once at June 30 1995 by a $9,900,000 reserve, again at September    30, 1995 by
a $2,950,000 reserve and finally by $975,000 at the time the California residences that served as collateral for the loan were sold. Also, approximately $611,000 of the $1,250,000 collateral preservation reserve made by the Company at June 30, 1995 was allocated to the Hemmeter Loan. After paying the costs associated with the sale of CBH's California residences, the Company received net proceeds of approximately $733,000. Mr. Hemmeter and his wife still have personal liability for the remaining $14,300,000 balance of the loan. However, the current carrying value of the Hemmeter Loan is zero.

     On February 14, 1994, the Company made a loan to Grand Palais Casino, Inc. ("GPCI"), an affiliate of the Investment Manager, in the amount of $4,000,000 (the "GPCI Loan"). The proceeds of the GPCI Loan were used to cover certain expenses of GPCI incurred in connection with the development of the single land-based casino in New Orleans, Louisiana, of which GPCI was to be a one-third owner. The GPCI Loan bore interest at a rate of 14% per annum, payable quarterly in arrears, was secured by the personal guarantee of CBH and was due to mature on September 30, 1994. On April 8, 1994, an additional loan was made to GPCI in the amount of $2,250,000 under the same terms and conditions as the GPCI Loan. On September 30, 1994, both of the loans to GPCI, in the aggregate amount of $6,250,000, were extended to the earlier of demand or March 31, 1995. On November 16, 1994, the Company agreed to subordinate both GPCI loans to senior indebtedness of GPCI in the amount of $34,000,000 and to extend the term of the loan to February 25, 1998, in consideration for which the interest rates were increased to a rate equal to 150 basis points above the coupon rate of the $34,000,000 senior debt (then 19.75%) beginning January 1, 1995. On April 14, 1995, the Company sold the two loans made to GPCI to an unaffiliated third party for the sum of $6,250,000 plus all accrued and unpaid interest through the date of the sale.

     On April 25, 1995, the Company made a loan to Hemmeter Enterprises, Inc., an affiliate of the Investment Manager ("HEI"), in the amount of $1,000,000, bearing interest at the rate of 12% per annum, payable quarterly in arrears, and due on demand (the "HEI Loan"). HEI, either directly or through affiliated entities, was in the business of developing, owning and operating gaming and related entertainment facilities. HEI was a one-third partner in the partnership attempting to develop the sole land-based casino in New

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Orleans, Louisiana, and a 50% partner in a joint venture which developed and operated a riverboat gaming project in New Orleans. In addition, HEI developed, owned and operated two of the largest casinos in Colorado. The proceeds of the HEI Loan were utilized by HEI for working capital purposes and were secured by the guaranty of CBH.

     On May 13, 1995, the Company agreed to provide HEI with a senior bank facility in the amount of $4,000,000 (the "HEI Senior Bank Facility"). The HEI Senior Bank Facility is secured pari passu by deeds of trust for real properties
known as the Bullwhackers Casinos in Central City and   Black Hawk, Colorado, a
collateral second mortgage on the Canadian Pavilion Property and a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI"), an affiliate of the Investment Manager, and a collateral assignment of GPRI's interests in the riverboat joint venture which was operated in New Orleans. The HEI Senior Bank Facility was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and by CBH. The Company made an initial funding of $2,000,000 of the $4,00,000 HEI Senior Bank Facility and $1,000,000 of the loan proceeds were utilized to repay the HEI Loan. The HEI Senior Bank Facility bore interest at the rate of 12% per annum and was scheduled to mature on September 30, 1995. On June 30, 1995, the Company determined that it would not advance any additional sums to HEI under the terms of the HEI Senior Bank Facility. In October 1995, HEI and GPRI both filed for bankruptcy protection. Since the filing of HEI and GPRI, management of the Company has been negotiating with representatives of the other secured lenders to protect its collateral position. The Company's position with the other secured lenders in each plan of reorganization was recently confirmed by the Courts in each bankruptcy proceeding. As a result, the Company's collateral position is being converted to: new secured bonds issued by a reorganized HEI; stock and warrants issued by Casino America in consideration for its purchase of the riverboat of GPRI; and minimal equity in the reorganized HEI. Management of the Company believes these positions to be received have a current value of $1,000,000. For the quarter ended December 31, 1995, the Company recorded a $1,000,000 reserve against the carrying value of the HEI Senior Bank Facility.

     As of December 31, 1995, the Company had approximately $1,644,269 in cash and cash equivalents and investments at market value.

     Management of the Company continues to analyze the Company's loan portfolio and is monitoring the activities of its borrowers with a view towards maximizing the recovery of each of its loans, and in an effort to enhance Stockholder value.

RESULTS OF OPERATIONS

     As a result of the announcement by the Company on June 29, 1995 of its intent to liquidate, the Company began reporting on the liquidation basis of accounting. The 1995 results, therefore, are a combination of operations for the period January 1, 1995 through June 30 1995 on a going concern basis as reported on the Consolidated Statements of Income and Expenses and operations for the period July 1, 1995 to December 31, 1995 as stated on the liquidation basis as reported on the Consolidated Statement of Changes in Net Assets in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Liquidation. See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements for further information.

                                 1995 vs 1994

     For the year 1995, the Company generated total revenues of $1,723,711 compared to $5,445,580 for the year 1994. This decrease in revenue was primarily attributable to the default of all the Affiliated Borrowers and CBH as of June 30, 1995 on all of the Company's loans.

     Operating expenses and other charges increased by $999,863 over 1994 as a result operating expenses, primarily litigation and loan workout costs, increasing $1,556,272 over 1994 offset by a reduction of realized losses on mortgage backed securities in 1995 of $556,409.

     During 1995, the Company also recorded reserves of $25,745,356 for impairment of loan values and reserves for cost of preserving loan collateral. Through June 30, 1995, the Company recorded reserves totaling $11,617,903 based upon a review of each loan and the information then available regarding the collateral for each loan. Subsequent to June 30th, the Company has recorded additional reserves of $14,127,453 based on events and additional information available since then, including new appraisals and market studies, independent third party reviews of collateral positions, legal proceedings, renegotiation of loan terms with certain Affiliated Borrowers and the sale of certain collateral by the borrower and the receipt by the Company of certain sale proceeds.

     Net income for the year ended December 31, 1994 was $3,975,315 and on an equivalent basis the Company would have had a net loss during 1995 of $26,481,673. This decrease is directly attributable to decreased revenues and increased expenses of the default status of the Company's entire loan portfolio as described above.

                                  1994 vs 1993

     For the year 1994, the Company generated total revenues of $5,445,580 compared to $7,173,577 for the year 1993. This decrease in revenue was largely attributable to approximately $1,120,000 of bonus interest and accelerated loan fees earned in 1993 of which there were none in 1994. In addition, the Company had no Mortgage Loans outstanding during 1994 but rather had funded a number of Temporary Investments to Affiliated Borrowers in 1994 as it sought new opportunities for funds received upon the early retirement of the Company's Black Hawk and Central City loans in December of 1993. Of total 1994 revenue, none was related to interest and fees on Mortgage Loans compared to 76% in 1993, due to the fact that all of the Company's loans during 1994 were Temporary Investments.

     Operating expenses and other charges increased by $339,605 over 1993 as a result of realized losses on mortgage backed securities in 1994 of $697,658 offset by reductions in investment management fees of $199,799 and other operating expense reductions of $98,254. There were, in fact, no management fees incurred during 1994 as the Company had no Mortgage Loans outstanding during 1994 which qualified for such fees. The Company revised its short-term investment policies to specifically prohibit investment in securities backed by mortgage pools.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Net income for the year ended December 31, 1994 was $3,975,315, $2,127,602 less than 1993 net income. This decrease is directly attributable to decreased revenues and increased expenses, as described above. No bonus interest was earned by the Company in 1994.

     Since inception, the Company has qualified as a REIT and has been taxed as such under the Code. One of the requirements to maintain REIT status under the Code is to distribute 95% of taxable income on an annual basis. The Company will attempt to distribute at least the 95% of taxable income and comply with all other requirements necessary to remain taxable as a REIT during the liquidation process. The Company's operations have not been significantly affected by inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K for the financial statements and financial statements schedules, where applicable.

     Selected quarterly financial information specified by Item 302 of Regulation S-K is presented in Note 7 of the Financial Statements on Page F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a, b, c, d & e)  The directors and executive officers of the Company are:


     John R. Young        Chairman of the Board of Directors, President, Chief
                          Executive Officer and Chief Financial Officer

     Daniel D. Lane       Director, Secretary, Treasurer and Chief Accounting
                          Officer+

     Thomas A. Ellsworth  Director+


     John R. Young (62) - Chairman of the Board of Directors and President. From 1988 through August 1995, Mr. Young was an Independent Director of the Company. On August 8, 1995, Mr. Young was appointed Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company replacing CBH who had resigned his positions with the Company as of such date. Since May 1988, Mr. Young has been a consultant to the hotel industry and since 1990 he has also been a director and senior vice president-real estate and development of Horizon Hotels, Ltd. Mr. Young was Senior Vice President and Treasurer of ITT Sheraton Corporation, and Executive Vice President of ITT Sheraton Realty Corporation, which positions he had held from 1980 until May 1988. Mr. Young was responsible for directing all domestic and international treasury and corporate finance activities regarding corporate financing requirements, cash management, bank relationships and corporate insurance requirements and risk management. As Executive Vice President of ITT Sheraton Realty Corporation, Mr. Young participated and consulted in the acquisition, disposal and development of hotel properties and he has continued to perform similar services for Horizon Hotels, Ltd. since 1990. Mr. Young had been employed by ITT Sheraton Corporation and its predecessors since 1967. Mr. Young is a member of the American Hotel and Motel Association and the Urban Land Institute, and is a past treasurer and founding member of the Citizens Housing and Planning Association of Greater Boston. Mr. Young has a Bachelor of Arts Degree from Middlebury College and received a certificate from the National Mortgage School of the American Bankers Association at Ohio State University.

Daniel D. Lane (61) - Director of the Company and member of the Audit Committee. Mr. Lane has been an Independent Director of the Company since 1990 and, on August 8, 1995, was appointed to be the Company's Secretary, Treasurer and Chief Accounting Officer, while also retaining his Independent Directorship. Mr. Lane is one of two founding principals and serves as Chairman and Chief Executive Officer of Newport Beach-based Lane/Kuhn Pacific, Inc. The company's business operations have included several originally formulated master-plan community development and home-building partnerships, including East Lake Development Company, Lane/Kuhn Pacific Communities and Lane/Kuhn Pacific Homes. In 1960, Mr. Lane founded Lan Ron Enterprises and its related entities. These companies engaged in the development of thousands of single-family homes. Mr. Lane also served as managing partner of Cadillac Fairview Homes West from 1977 to 1983. Mr. Lane has been a member of the Board of Directors of Fidelity National Financial, Inc. since 1992 and a member of the University of Southern California Board of Trustees since 1987. He received his Bachelors Degree in Real Estate from University of Southern California.

     Thomas A. Ellsworth (57) - Director of the Company and Chairman of the Audit Committee since January 26, 1996. Mr. Ellsworth is a principal of PKF Investments, a hotel real estate consulting and brokerage company which is a subsidiary of PKF Consulting, an international hotel consulting firm. Prior to joining PKF Investments in 1992, Mr. Ellsworth was a Senior Vice President and Director of Real Estate of ITT Sheraton Corporation. Mr. Ellsworth had been employed by ITT Sheraton Corporation and its predecessors since 1965. Mr. Ellsworth is a board member of the Ipswich Savings Bank, the Trustees of Reservations, the Massachusetts Farmland Conservation Trust and the Essex County Greenbelt. Mr. Ellsworth has a Bachelor of Science Degree in Hotel Administration from Cornell University.

- ----------------------


+ Member of the Audit Committee which is responsible for reviewing the Company's annual financial statements and other matters relating to the Company's financial affairs.

ITEM 11.EXECUTIVE COMPENSATION

     (a, b)            Not applicable.

     (c, d, e & f)     Not applicable.

     (g) The Company pays each Independent Director: (i) a fee of $20,000 per year (which amount may be increased or decreased at the discretion of the Directors); and (ii) reimbursements for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings of the Board of Directors. Mr. Lane received a fee of $20,000 for serving as an Independent Director for the entire year. Mr. Young received a fee of $10,000 for serving as an Independent Director for the first six months of 1995. The Company entered into a consulting arrangement with Mr. Young when he became the Company's President and Chief Executive Officer, effective July, 1995, pursuant to which Mr. Young receives a fee of $10,000 per month. During the year ended December 31, 1995, the Company also paid the Independent Directors reimbursements aggregating $16,393 and Mr. Young reimbursements subsequent to the initiation of his consulting arrangement of $11,296.

     (h) The Company does not have any employment contracts with any of its executive officers. In addition, the Company has no compensatory plan or arrangement with any of its executive officers which would be triggered by the retirement, resignation or any other termination of such executive officer's employment with the company or a change in such executive officer's responsibilities following a change-in-control of the Company.

     (i) Not applicable.

     (j) Compensation Committee Interlocks and Insider Participation.

         (1) The Company does not have a compensation committee or any other committee performing such function.

         (2) Not applicable.

         (3) Not applicable.

     (k) Not applicable.

     (l) Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) None.

     (b) The following table sets forth the ownership of shares owned directly or indirectly by the Directors individually and by the Directors and officers of the Company as a group as of March 18, 1996.


Title         Name and Address of      Amount and Nature of  Percent
of Class      Beneficial Owner         Beneficial Ownership  of Class

Common Stock  John R. Young                  500 shares      less than 1%
              155 Walpole Street
              Dover, Massachusetts
              02030

Common Stock  Daniel D. Lane              13,000 shares      less than 1%
              Lane/Kuhn Pacific, Inc.
              14 Corporate Plaza
              Newport Beach,
              California  92660

Common Stock  Thomas A. Ellsworth                 None       None
              PKF Investments
              105 Belcher
              Essex, Massachusetts
              01920

              All Directors and           13,500 shares      less than 1%
              executive officers of
              the Company as a group

     (c) There are no known arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a & b) The Company entered into an investment management agreement with RC&H, on October 28, 1988, pursuant to which RC&H was to act as investment advisor, manager and administrator of the Company until October 1991. However, on February 16, 1991, a majority of the then independent directors of the Company authorized the termination of the investment management agreement with RC&H. Consequently, all rights and responsibilities of RC&H to the Company as its investment manager terminated on May 4, 1991. On such date, RII Advisors, an entity controlled by affiliates of CBH, became the Company's new investment manager. RII Advisors was subject to the same terms and conditions, as investment manager to the Company, as RC&H was previously.

     The Investment Manager was responsible for recommending investments and supervising the day-to-day operations of the Company. The investment management agreement directed the Investment Manager to make investment recommendations to the Directors, subject to the final approval of the Directors, and to monitor the Company's assets and operations so that the Company would continue to comply with the requirements of the Code for the activities of a REIT. The Investment Manager did not receive any compensation from the Company during 1995.

     The investment management agreement by and between the Company and RII Advisors was terminated by the Company as of June 30, 1995. In August 1995, the Company retained Mr. Neil D. Hansen as a consultant to assist the Company in connection with overseeing its loans and their related collateral, investor relations, administrative services and accounting and bookkeeping functions. See Item 1.

     Reference is made to Notes 3 and 4 of Notes to Financial Statements for a description of various loans made to related parties in accordance with the terms of the Prospectus.

     (c) At December 31, 1995, the Company had eight demand loans outstanding, seven of which were made to affiliates of CBH and one was made directly to CBH. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed description of each of the outstanding loans.

     (d) There have been no other significant transactions with promoters.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  The following documents are filed as part of this Report:

            (1)(2)    The financial statements indicated in Part II, Item 8
                       "Financial Statements and Supplementary Data." Financial Statement Schedules are omitted as the required information is included in the financial statements or the notes thereto or is not applicable.


     The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (File No. 33-23521), referencing the exhibit numbers used in such Registration Statement.


Exhibit Number                     Description

     3(a)  Restated Certificate of Incorporation
     3(b)  Amended and Restated By-laws
    10(a)  Form of Investment Management Agreement
    10(b)  Form of Cash Flow Guaranty Agreement
    10(c)  Form of Mortgage Loan Purchase Guaranty Agreement

      (b)  None

      (c) An Annual Report will be sent to Stockholders subsequent to this filing and the Company will furnish copies of such report to the Commission at that time.

      (d) Not applicable.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      RESORT INCOME INVESTORS, INC.
                      (Registrant)

                      By:  /s/ John R. Young
                           John R. Young
                           Chairman of the Board of Directors,
                           Chief Executive Officer, President and
                           Chief Financial Officer


                      Date:  April 15, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:         /s/ John R. Young        By:          /s/ Daniel D. Lane
            John R. Young                         Daniel D. Lane
            Chairman of the Board                 Director,
            of Directors, Chief                   Secretary,
            Executive Officer,                    Treasurer and Chief
            President and                         Accounting Officer
            Chief Financial Officer

Date: April 15, 1996                 Date:  April 15, 1996

By:         /s/ Thomas A. Ellsworth
            Thomas A. Ellsworth
            Director

Date: April 15, 1996

                           FINANCIAL STATEMENT INDEX


     Independent Auditors' Report..................................    F-2

     Statement of Net Assets in
      Liquidation at December 31, 1995.............................    F-3

     Statement of Changes in Net Assets
      in Liquidation, July 1, 1995 to
      December 31, 1995............................................    F-4

     Balance Sheet at
      December 31, 1994............................................    F-5

     Statements of Operations (Historical
      Cost Basis) for the Period from January 1, 1995
      to June 30, 1995 and for the Years Ended
      December 31, 1994 and 1993...................................    F-6

     Statements of Shareholders' Equity
      (Historical Cost Basis) for the Period
      January 1, 1995 to June 30, 1995 and for
      the Years Ended December 31, 1994 and 1993...................    F-7

     Statements of Cash Flows (Historical
      Cost Basis) for the Period January 1, 1995
      to June 30, 1995 and for the Years Ended
      December 31, 1994 and 1993...................................    F-8

     Notes to Financial Statements............................ F-9 to F-17

INDEPENDENT AUDITORS' REPORT




(to be filed by amendment)

                         RESORT INCOME INVESTORS, INC.
                STATEMENT OF NET ASSETS IN LIQUIDATION (NOTE 1)
                              (LIQUIDATION BASIS)






                              December 31,
                                  1995
ASSETS
Interest receivable from
  related parties, net of
  allowance                   $        ---
Demand loans to related
  parties, net of
  allowances                    12,092,875
Cash and cash equivalents          846,768
Investment securities at
  market value                     797,501
Prepaid expenses and other         161,586
                              ------------
Total Assets                    13,898,730
                              ------------
LIABILITIES
Accounts payable and               687,793
  accrued expenses            ------------
NET ASSETS IN PROCESS OF      $ 13,210,937
  LIQUIDATION                 ============

The accompanying notes are an integral part of the financial statements.


                         RESORT INCOME INVESTORS, INC.
               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                              (LIQUIDATION BASIS)




                               Six Months Ended
                                 December 31,
                                     1995
Net assets in liquidation
  at July 1, 1995                   $28,853,152
Interest income on cash and
  cash equivalents                       94,093
Gain on investment securities           110,001

Allowance for impairment of
 investment in loans and
 accrued interest and
 provision for collateral
 protection costs                   (14,127,453)
Operating expenses                   (1,718,856)
                                   ------------
Net assets in liquidation at       $ 13,210,937
  December 31, 1995                ============

The accompanying notes are an integral part of the financial statements.


                         RESORT INCOME INVESTORS, INC.
                     BALANCE SHEET (HISTORICAL COST BASIS)



                                December 31,
                                    1994
ASSETS
Interest receivable from
 related parties                $  1,233,074
Demand loans to related
 parties                          39,855,000
Cash and cash equivalents            779,298
Investment securities at
 market value                        560,000
Prepaid expenses and other            68,174
                                ------------
Total Assets                    $ 42,495,546
                                ============
LIABILITIES AND SHAREHOLDERS
 EQUITY
Liabilities, accounts payable
 and accrued expenses           $     54,586
Distributions payable              1,558,500
                                ------------
Total Liabilities                  1,613,086
                                ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value;
 authorized 11,000,000
 shares; issued and
 outstanding 4,156,000 shares         41,560
Additional paid-in capital:
 Issuance of common stock         46,703,781
 Distributions in excess of
 income                           (5,484,131)
 Reserve for unrealized loss        (378,750)
                                ------------
Total Shareholders' Equity        40,882,460
                                ------------
Total Liabilities and Share-    $ 42,495,546
 holders' Equity                ============

The accompanying notes are an integral part of the financial statements.


                         RESORT INCOME INVESTORS, INC.
                STATEMENTS OF OPERATIONS (HISTORICAL COST BASIS)

                                        Six Months
                                          Ended
                                         June 30,           Years Ended
                                           1995         1994            1993
REVENUE
Interest and net fee
  income on mortgage and
  demand loans to related
  parties                              $  1,543,635    $5,155,575    $7,151,833
Interest income from cash
  and cash equivalents
  and investments                            85,983       290,005        21,744
                                       ------------    ----------    ----------
Total Revenue                             1,629,618     5,445,580     7,173,577
                                       ------------    ----------    ----------
EXPENSES
Allowance for impairment
  of investment in loans
  and accrued interest
  and provision for
  collateral protection
  costs                                  11,617,903         ---           ---
Operating expenses                          610,023       772,607     1,070,660
Loss on investment
  securities                                251,250       697,658        ---
                                       ------------    ----------    ----------
Total Expenses                           12,479,176     1,470,265     1,070,660
                                       ------------    ----------    ----------
NET INCOME (LOSS)                      $(10,849,558)   $3,975,315    $6,102,917
                                       ============    ==========    ==========
NET INCOME (LOSS) PER
SHARE                                  $      (2.61)   $     0.96    $     1.47
                                       ============    ==========    ==========
WEIGHTED AVERAGE OF
  COMMON SHARES
  OUTSTANDING                             4,156,000     4,156,000     4,156,000
                                       ============    ==========    ==========

The accompanying notes are an integral part of the financial statements.


                         RESORT INCOME INVESTORS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                            (HISTORICAL COST BASIS)
                FOR THE PERIOD JANUARY 1, 1995 TO JUNE 30, 1995
               AND FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993




                                                    Additional Paid-In Capital
                              Common Stock        Issuance of   Distributions in      Reserve for
                           Shares      Amount     Common Stock  Excess of Income    Unrealized Losses

BALANCE, JANURAY 1,
1993                      4,156,000     $41,560    $46,703,781     $(3,094,363)         $       ---
Net income                    ---         ---           ---          6,102,917                  ---

Distributions to
 shareholders ($1.50
 per share) classified
 as:
Dividends ($1.47 per
 share)                       ---         ---          ---          (6,102,917)                 ---
Return of capital             ---         ---          ---            (131,083)                 ---
($.03 per share)          ---------    --------    -----------     -----------             ---------

BALANCE, DECEMBER 31,
 1993                     4,156,000      41,560    46,703,781        (3,225,446)                ---
Net income                    ---         ---          ---            3,975,315                 ---
Distributions to
 shareholders ($1.50
 per share) classified
 as:
 Dividends ($.96 per
   share)                     ---         ---          ---           (3,975,315)                ---
 Return of capital
  ($.54 per share)            ---         ---          ---           (2,258,685)                ---
 Net unrealized losses        ---         ---          ---               ---                (378,750)
                          ---------    --------   -----------       -----------            ---------
BALANCE, DECEMBER 31,
 1994                     4,156,000      41,560    46,703,781        (5,484,131)            (378,750)
Net loss as of June
 30, 1995                     ---         ---          ---          (10,849,558)                ---

Distributions to
 shareholders ($.375
 per share) classified        ---         ---          ---           (1,558,500)                ---
 as return of capital         ---         ---          ---                ---                378,750
Realized Losses           ---------    --------    ----------      ------------           ----------

BALANCE, JUNE 30,         4,156,000     $41,560   $46,703,781      $(17,892,189)          $     ---
 1995                     =========    ========   ===========      ===========            ==========


The accompanying notes are an integral part of the financial statements.


                         RESORT INCOME INVESTORS, INC.
                            STATEMENTS OF CASH FLOWS
                            (HISTORICAL COST BASIS)


                              Six Months
                                 Ended
                                June 30,            Years Ended
                                 1995            1994         1993
RECONCILIATION OF NET
(LOSS) INCOME TO NET CASH
FROM OPERATING ACTIVITIES:
Net (loss) income             $(10,849,558)   $3,975,315    $6,102,917
Allowance for impairment of
 investment in loans and
 accrued interest and
 provision for collateral
 protection costs               11,617,903           ---           ---
Loss on investment
 securities                        251,250       697,658
Amortization of loan
 origination fees                      ---           ---      (654,138)
Amortization of
 organization costs                    ---           ---         7,091
Changes in operating
 assets and liabilities:
 Interest receivable
  from related parties             765,171      (900,066)    1,029,623
 Prepaid expenses and
  other                             (3,793)       97,235         5,784
 Accounts payable and
  accrued expenses                  48,583       (98,220)       43,073
 Due to investment                     ---       (34,120)      (24,972)
  manager                     ------------  ------------  ------------
Net cash provided by             1,829,556     3,737,802     6,509,378
operating activities          ------------  ------------  ------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Proceeds of loan sale            6,250,000           ---           ---
Demand loans funded             (3,000,000)  (21,250,000)
Receipt of principal pay-
   ments on demand loans               ---       580,000           ---
Purchases of investment
 securities                            ---    (6,374,695)          ---
Sales of investment
 securities                            ---     4,738,287           ---
Receipt of principal pay-
    ments on mortgage                  ---           ---    24,727,784
    loans                     ------------  ------------  ------------
Net cash provided by (used       3,250,000   (22,306,408)   24,727,784
 in) investing activities     ------------  ------------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Distributions paid to           (3,117,000)   (6,234,000)   (6,234,000)
 stockholders                 ------------  ------------  ------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS       1,962,556   (24,802,606)   25,003,162


CASH AND CASH EQUIVALENTS,         779,298    25,581,904       578,742
 BEGINNING OF YEAR            ------------  ------------  ------------
CASH AND CASH EQUIVALENTS,      $2,741,854      $779,298   $25,581,904
 END OF YEAR                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.


                        RESORT INCOME INVESTORS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1. OPERATIONS OF THE COMPANY

     Resort Income Investors, Inc. (the Company) was organized on July 20, 1988 as a twelve year, self-liquidating real estate investment trust (REIT), as defined under the Internal Revenue Code. The Company was organized for the purpose of enabling shareholders to participate in mortgage loans primarily to affiliates of CBH secured by real property or other qualifying assets owned or to be acquired for the development of luxury destination resorts. During 1991, the Board of Directors amended the Company's general investment strategy such that the Company would primarily make loans secured by real and personal property for the development of gaming related enterprises. As of December 31, 1995, all of the Company's loans had been made to affiliates of the Company or R.I.I. Advisors, the Company's investment manager, also an affiliate of the Company.

     In late June 1995, Christopher B. Hemmeter (CBH) primarily to affiliates of CBH, then a director and officer of the Company, informed the Company that interest and principal would not be paid when due on demand loans made by the Company to him personally or to entities affiliated with him (the Affiliated Borrowers) (See Note 5). Further, he informed the Company that he would not be able to make timely payment of such interest and principal on behalf of the Affiliated Borrowers pursuant to guarantees he had made in connection with the Affiliated Borrowers' loans, thereby creating an event of default for each of the loans. The affected loans constitute all of the demand loans to related parties held by the Company, aggregating $36,605,000, of which CBH and his wife, Patricia Hemmeter, are personally the borrowers of $15,000,000, and Affiliated Borrowers are the borrowers of $21,605,000.

     The Company announced on June 29, 1995, that it would commence an orderly self-liquidation of the Company's assets over an estimated 24- to 36-month period. The Company also announced a charge to income would be made in the second quarter of 1995 in an amount that, in management's judgment, would be adequate to absorb estimated losses related to the loan portfolio. The charge, which includes allowances for losses on loans, interest receivable and the reversal of certain accrued interest, was taken in the second quarter of 1995. The amount of the charge was based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans, and also reflected management's judgments concerning to the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest, in light of CBH's inability to perform on his guarantees in a timely manner. In the third and fourth quarter, the Company continued to evaluate the ability of CBH to perform on his guarantees and the value of collateral underlying the Company's loans and recorded additional charges for estimated losses. The Company's independent directors have assumed responsibility for negotiations with CBH and the Affiliated Borrowers to maximize the Company's recovery of its investment in loans and accrued interest. Based on information provided to the independent directors by CBH and the Affiliated Borrowers, the independent directors reviewed CBH's financial condition, the financial condition of the Affiliated Borrowers, the terms of the Company's loans, the collateral for certain of the loans (including the existence of senior liens on certain of the collateral), appraisals of certain of such collateral

                        RESORT INCOME INVESTORS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


1. OPERATIONS OF THE COMPANY (CONTINUED)

and other information concerning the value of the other collateral, and other factors, to determine the amount of the charges and in reaching the decision to proceed with the liquidation of the Company's assets. See Note 3.

     On August 8, 1995, CBH and Mark M. Hemmeter (MMH) resigned their positions as executive officers and directors of the Company (see Note 6). The Company's directors are currently negotiating with CBH and the Affiliated Borrowers regarding the plans to recover the Company's investment in loans and accrued interest. There is no assurance that the outcome of the negotiations will result in actual liquidation proceeds consistent with the estimated liquidation value of the Company's assets.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the December 31, 1995 statement of net assets and the statement of changes in net assets in liquidation for the period from July 1, 1995 to December 31, 1995 have been presented on the liquidation basis. The December 31, 1995 statement of net assets reflects the Company's estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest were based on an analysis of each loan, including valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize from liquidation of its assets could differ materially from the amounts assumed in arriving at the estimates reflected in the December 31, 1995 statement of net assets.

     The amount ultimately available for distribution to stockholders will depend on a variety of factors in addition to the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of contingent liabilities. The amount distributed will likely differ from the amount of net assets in process of liquidation presented in the December 31, 1995 statement of net assets, and the difference could be material.

     The financial statements of the Company as of December 31, 1994 and 1993 and for the period ended June 30, 1995 were prepared on the historical cost (going concern) basis. June 30, 1995 is used as the adoption date for liquidation-basis accounting due to there being no material activity that affected either the historical cost or liquidation basis financial statements from June 29, 1995 to June 30, 1995 -- the impairment and other charges discussed in Note 3 were recorded pursuant to historical cost accounting.

                        RESORT INCOME INVESTORS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED).


     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Investments - Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115). SFAS No. 115 requires fair value accounting for certain investments and securities. The Company's portfolio of debt securities are classified as available for sale. There was no cumulative effect as a result of implementing SFAS No. 115. The Company determines realized gains or losses on sales of available-for-sale securities using the specific identification method.

3. IMPAIRMENT OF LOANS, ACCRUED INTEREST AND REVENUE RECOGNITION

     In June 1995, the Company charged operations with an allowance of $11,617,903, consisting of $9,900,000 for the loan to CBH and $467,903 for interest accrued as of December 31, 1994 but unpaid as of December 31, 1995 which has been deemed to be uncollectible. In addition, the Company charged operations with $1,250,000 to establish an estimated liability for collateral protection costs, including amounts that the Company many need to advance to first-lien holders and others to protect the Company's collateral position while the plan of liquidation is accomplished, which includes negotiations with CBH and the Affiliated Borrowers. For the period July 1, 1995 through December 31, 1995, the statements of operations were charged with an additional allowance of $14,700,000 consisting of $5,000,000 for the RCH Investments loan reflecting an apparent reduction in market value of the Sint Maarten parcel which serves as collateral, $2,600,000 for the loan to Canadian Pavilion Limited Partnership reflecting uncertainty regarding the enforceability of the lease serving as collateral for the Canadian Pavilion loan, $4,500,000 for the loan to CBH reflecting an apparent reduction in market value of the real property serving as collateral for the loan to CBH, based on recent offers to buy such collateral for amounts less than were estimated as the net realizable value at June 30, 1995, $1,600,000 for the loan to Outlaws reflecting market value of the substituted property serving as collateral and $1,000,000 for the loan to Hemmeter Enterprises, Inc. reflecting a market value of the substituted property serving as collateral. Further, interest of $2,043,017 accrued during 1995 but unpaid as of December 31, 1995 was reversed by a charge against interest income. As of December 31, 1995, $587,943 had been recorded against this liability relating to expenses associated with the protection of the Company's collateral. During the quarter ended December 31, 1995, the $1,250,000 figure was reduced by $439,547 associated with the Company's interest in the CBH loan as no further costs are required to protect the Company's collateral position on this loan. The balance of this reserve at December 31, 1995, $222,510, is included in accounts payable and accrued expenses in the accompanying statement of net assets in liquidation and represents management of the Company's estimate of the remaining costs expected to be incurred in protecting the Company's collateral position.

                        RESORT INCOME INVESTORS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


3. IMPAIRMENT OF LOANS, ACCRUED INTEREST AND REVENUE RECOGNITION (CONTINUED)

     The accrual of interest on the Company's demand loans was discontinued effective June 29, 1995 when it announced that it would commence an orderly self-liquidation as a result of CBH's acknowledgement that interest and principal would not be paid when due on demand loans made by the Company to him personally or to the Affiliated Borrowers. See Note 1. Once a demand loan has been placed in a non-accrual status, income is recorded only as cash payments will be applied to the carrying amount of the loan. However, the Company still intends to pursue its collection of all the principal and interest contractually due from the Affiliated Borrowers.

                        RESORT INCOME INVESTORS, INC.
             NOTES TO CONDENSED FINANACIAL STATEMENTS (CONTINUED)

4. DEMAND LOANS TO RELATED PARTIES

   Demand loans to related parties at December 31, 1995 and 1994 consist of the following:

                                                                                          Face
     Borrower          Interest Rate        Maturity        Carrying Amount  1995      Amount 1995
(a)  CPLP                 26.00%      Demand                  $   ---                 $2,600,000

(b)  Outlaws              11.00%      Demand or February        605,000                2,205,000
                                      29, 1996

(c)  MCTC                 11.00%      Demand or February       1,854,875               1,854,875
                                      29, 1996
(d)  RCH Investments      18.50%      Demand                   7,900,000              12,900,000

(e)  CBH and Patricia     27.00%      Demand                     733,000              15,000,000
     Hemmeter

(f)  HEI                  16.00%      Demand                   1,000,000               2,000,000
                                                             -----------             -----------

                                                             $12,092,875             $36,559,875
                                                             ===========             ===========
     Reserve for Loan
       Losses                                                      ---                24,467,000
                                                             -----------             -----------

                                                             $12,092,875             $12,092,875
                                                             ===========             ===========

     (a) On November 18, 1991, the Company made a demand note to Canadian Pavilion Limited Partnership (CPLP), an affiliate of the Company. The loan is collateralized by a subleasehold interest in the Canadian Pavilion, located in New Orleans, Louisiana, and is personally guaranteed by the former Chairman and Chief Executive Officer of the Company. The note was modified in 1994 to increase the interest rate by the "Additional Interest" as discussed below. On May 1, 1995, the interest rate on the loan was increased to 26%, the default rate, as a result of a monetary default per the terms of the loan agreement. The balance of the loan as of December 31, 1995 was fully reserved and is currently in demand. The loan is on non-accrual status as of December 31, 1995.

     (b) On February 11, 1992, the Company made two demand loans to borrowers collectively known as the Outlaws, an affiliate of the Company. The original amount of the borrowings aggregated $2,300,000. The loans are collateralized by an assignment of the borrowers' partnership interest and a mortgage of the underlying collateral subordinated by a first mortgage in the amount of $2,752,633, and are personally guaranteed by the former Chairman and Chief Executive Officer of the Company. The note was modified effective November 1, 1995 increasing the principal balance of the loan in the amount of $105,598, the interest rate to 11% and extending the maturity date to February 29, 1996. A loan loss reserve in the amount of $105,598 was simultaneously recorded by the Company due to uncertainty regarding its collectibility. In addition, a loan loss reserve in the amount of $1,600,000

                        RESORT INCOME INVESTORS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


4.       DEMAND LOANS TO RELATED PARTIES (CONTINUED)

         was recorded during the fourth quarter of 1995 against the outstanding carrying balance. The loan is on non-accrual status as of December 31, 1995.

     (c) On May 12, 1992, the Company made a demand loan in the amount of $900,000 to Mideast China Trading Co. (MCTC) (formerly known as Hemmeter Investment Company), an affiliate of the Company. The loan is collateralized by a subleasehold mortgage in the International Marketplace, located in Honolulu, Hawaii, a collateral assignment in the borrower's interest as sub-sublessor, and is personally guaranteed by the former Chairman and Chief Executive Officer of the Company. On April 8, 1994, the Company funded an additional $1,000,000 demand loan. Both loans were modified in 1994 to increase the interest rate by the "Additional Interest" as discussed below. The note was modified on November 1, 1995 by increasing its interest rate to 11%, extending the maturity date to February 29, 1996 and eliminating the additional rate on the loan. The borrower is current on all payment obligations under the terms of the modified loan agreement; however, interest payments received totaling $45,125 during 1995 by the Company are being applied against the carrying amount of the loan.

     (d) The loan is collateralized by a second mortgage on a 28-acre parcel bordering Simpson Bay Lagoon and the Caribbean Sea on the island of Sint Maarten, Netherlands Antilles (the Property) and is personally guaranteed for $5,900,000 by the former Chairman and Chief
         Executive Officer of the Company. The borrower is an affiliate of the Company and intends to develop the Property. Based upon the estimated value of the underlying collateral, management does not anticipate a loss on settlement of the loan. As a result of a monetary default under the terms of the agreement, effective July 1, 1995, the Company exercised its right to increase the interest rate on the loan and any subsequent advances, at the default interest rate of 18.5% per annum. A loss reserve in the amount of $5,000,000 was recorded during the fourth quarter 1995 against the outstanding carrying balance. The loan is on non-accrual status as of December 31, 1995.

     (e) On January 4, 1994, the Company made a demand loan to Christopher B. Hemmeter (CBH), the Company's former Chairman and Chief Executive Officer, in the amount of $12,900,000. In September 1994, an additional $1,100,000 was extended under the loan. The loan was secured by junior mortgages on certain residential properties in Hawaii and California. The loan was modified in 1994 to release the Hawaii residence as collateral effective January 3, 1995 and to increase the interest rate by the "Additional Interest" as discussed below. On May 2, 1995, the Company advanced an additional $1,000,000 to CBH. The interest rate on the additional $1,000,000 is 23% per annum, 10% per annum of which is to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. During 1995, a total allowance of approximately $14,300,000 was recorded against the carrying value of the loan. The loan is on non-accrual status as of December 31, 1995. Subsequent to December 31, 1995, the
         Company received approximately $733,000 as a partial repayment of the loan from the sale of the California residences that were collateral of the loan.

     (f) During the second quarter of 1995 the Company made a loan to Hemmeter Enterprises, Inc. ("HEI") in the amount of $2,000,000. The loan to HEI bears interest at the rate of 12% per annum and is secured by interest in and liens upon certain real and personal property owned by HEI and the personal guaranty of CBH. On November 7, 1995, HEI filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company believes the loan to HEI will be recoverable in 1996, however, there is no assurance of such recovery. As a result of a default under the terms of the loan agreement, effective May 1, 1995, the Company exercised its right to increase the interest rate on the loan at the default interest rate of 16% per annum. A loss reserve in the amount of $1,000,000 was recorded during the fourth quarter 1995 against the outstanding carrying balance. The loan is on non-accrual status as of December 31, 1995.

                        RESORT INCOME INVESTORS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


4. DEMAND LOANS TO RELATED PARTIES (CONTINUED)


Aggregate loan maturities at December 31, 1995 are as follows:


Year Ended
December 31,
   1996 (demand)      $ 9,633,000
        1996            2,459,875
        1997                  ---
        1998          -----------
       Total          $12,092,875
                      ===========

5. INCOME TAXES

     The Company has qualified in 1995, 1994 and 1993 as a REIT, as defined, under Sections 856 through 860 of the Internal Revenue Code. In order to continue to qualify, the Company is required to distribute at least 95% of its taxable income to shareholders and meet certain other requirements. Under the Internal Revenue Code, qualifying REITs are relieved of income taxes on earnings distributed to shareholders. Differences exist between financial and income tax reporting of mortgage loan origination fees and certain other items.

6. LITIGATION

     On July 3, 1995, a complaint was filed against the Company, CBH, MMH and Deloitte & Touche LLP, the Company's independent auditors, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and other provisions of Federal law and the rules promulgated by the Securities and Exchange Commission, "Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665." On August 24, 1995, a second suit alleging similar violations was filed in the U.S. District Court for the District of Colorado against each of the defendants in the lawsuit described earlier, as well as Daniel D. Lane, (DDL), Christopher
R. Hemmeter (CRH), Gregory Hooper (GH) and John R. Young (JRY), "Contract v. Resort Income Investors, Inc., et al., Doc. No. 95 B. 2184." In November, 1995, the two actions were consolidated. On November 27, 1995, plaintiffs moved to have the consolidated actions certified as a class action for investors who purchased or acquired stock in the Company between March 31, 1993
and June 29, 1995.   On December 6, 1995, the plaintiffs filed a consolidated
amended complaint seeking to prosecute the suit as a class action. On January 16, 1996, the defendants moved to dismiss the consolidated amended complaint. On February 29, 1996, the defendants filed opposition papers to plaintiffs' motion for class certification. The consolidated amended complaint seeks an unspecified amount of actual damages and reimbursement of costs and expenses.

                        RESORT INCOME INVESTORS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


6. LITIGATION (CONTINUED)

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

     On October 25, 1995, the Enforcement Division of the Securities and Exchange Commission (the "Commission") issued a formal order of investigation captioned In the Matter of Resort Income Investors, Inc., Case No. HO-5327. In connection with the investigation, the Company was requested to produce certain documents and information. The Company has complied with these requests. The Company has been advised that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred, nor as a reflection upon any person, entity, or security. The Company cannot, at this time, predict the outcome of the investigation or the financial impact, if any, to the Company.

     The Company is a defendant in litigation pending in the Civil District Court for the Parish of Orleans, State of Louisiana, The Venture International Group v. C.C. Partners Corp., Canadian Pavilion Limited Partnership, Resort Income Investors, Inc., the City of New Orleans and The Ernest N. Morial New Orleans Exhibition Hall Authority, Case No. 93-870. The plaintiff alleges that the Company, along with the other defendants, caused the plaintiff to sell its rights and interests to certain water-front property located in New Orleans, Louisiana. This property was subject to the loan made by the Company to Canadian Pavilion Limited Partnership. The Company is alleged to have assisted its Affiliated Borrower in obtaining the property for less than 50% of its fair value by providing the financing for the acquisition and failing to timely record its mortgages on the property. The Company has filed a motion to dismiss the complaint for failure to state a claim. The Company and the plaintiff are engaged in active settlement discussions in an attempt to resolve the claims against the Company.

7. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                          First Quarter   Second Quarter  Third Quarter (1)  Fourth Quarter (1)
1995:
Total Revenues               $1,913,146       $(283,528)       $      ---      $      ---
Operating Expenses              143,036         718,237               ---             ---
Allowance for Impairment
  of Investment in Loans
  and Accrued Interest
  and Provision for
  Collateral Protection
  Costs                             ---      11,617,903               ---             ---
Net Income (Loss)             1,770,110     (12,619,668)              ---             ---
Net Income Per Share
  (Loss)                           0.43           (3.04)              ---             ---
1994:
Total Revenues               $1,046,962      $1,286,488        $1,266,465      $1,845,665
Operating Expenses              220,072         215,782           158,469         178,284
Net Income                      826,890         397,127         1,107,996       1,643,302
Net Income Per Share               0.20            0.10              0.26            0.40

(1) Beginning with the third quarter of 1995, the Company adopted the liquidation basis of accounting and during the third and fourth quarters of 1995 the Company realized income and investments gains of $31,725 and $172,369, respectively; recorded impairments of $5,550,000 and $8,577,453, respectively; and incurred operating expenses of $339,964 and $1,378,892, respectively.