Form 10-K405/A
period 1995-12-31
RESORT INCOME INVESTORS INC
filed 1996-06-03
CIK 837336

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                             FORM 10-K/A - NUMBER 1

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

 Title of each class                   Name of each exchange on which registered
Shares of Common Stock                     NASDAQ Electronic Bulletin Board

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ X ]

Shares of common stock outstanding as of May 22, 1996: 4,156,000. Aggregate market value of the common stock held by non-affiliates of the Registrant as of May 22, 1996: $3,106,875. This amount is based on the closing price of the shares of common stock ($0.75) on May 22, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

A portion of the prospectus of the Registrant dated October 24, 1988 (the "Prospectus") and filed pursuant to Rule 424 under the Securities Act of 1933 is incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K/A.

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

          The Company announced on June 29, 1995, that it would commence an orderly self-liquidation of its assets over an estimated 24- to 36-month period. The Company also determined that it would take a charge to income for the second quarter of 1995 in an amount that, in management's judgment, would be adequate to absorb estimated losses related to the loan portfolio. The amount of the charge was based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans and also reflected management's judgments concerning the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest, in light of CBH's inability to perform on his guarantees in a timely manner. The Company reflected, for the second quarter of 1995, an allowance of $10,367,903, consisting of $9,900,000 for the loan to CBH and $467,903 for uncollectibility of interest accrued as of December 31, 1994 but unpaid as of June 30, 1995. Further, interest of $2,043,017 accrued during 1995 but unpaid as of June 30, 1995, was reversed by a charge against interest income. Additionally, $1,250,000 was provided for amounts that management estimated would be needed to advance to first lien holders and others to protect the Company's collateral position while the plan of liquidation is accomplished, which includes negotiations with CBH and the Affiliated Borrowers.

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

          The Company also decided to cease accruing interest on its current loans for financial statement purposes only and convert each of its loans to the Affiliated Borrowers maturing June 30, 1995 to demand loans, and that periodic liquidating distributions be made to the stockholders of the Company as loans are repaid, subject to allowances for necessary reserves and working capital, to allow the Company to protect its remaining collateral position and assets and, in that regard, that all quarterly distributions be eliminated. Finally, the Company determined that no new loans would be made by the Company and that any additional advances related to existing loans to the Affiliated Borrowers would be made only in an effort to protect the collateral position of the Company.

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

          The Company's objectives in making investments in Mortgage Loans were to: (i) distribute cash on a quarterly basis to stockholders (the "Stockholders"); (ii) preserve and protect the Stockholders' capital; and (iii) realize the benefit of capital appreciation in the value of the assets collateralizing the Mortgage Loans through the receipt of bonus interest.

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

          In October 1995, the Company also decided to retain an independent financial advisor to review the status of the Company's loans, the financial position of the Affiliated Borrowers and the proposed work out plans to be presented by the Affiliated Borrowers. It was determined that an independent third party with extensive experience in real estate finance related matters would provide the Directors with additional pertinent information so as to assist the Directors as the Company proceeds with its self-liquidation. The Company sought bids from various independent financial advisors and retained the firm of Coopers & Lybrand L.L.P. ("C&L") on November 3, 1995. C&L analyzed certain assets securing the Company's Waikiki, Outlaws, Canadian Pavilion, Sint Maarten and CBH Loans. The scope of services varied from analysis of the current status of the loans, alternative courses of action and C&L's recommendations to an appraisal estimating the value of one of the assets collateralizing one of the Company's loans.

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

          As of December 31, 1995, the Company's investment in loans had a carrying value of $12,092,875, which is net of an $14,267,000 allowance for impairment of the loan to CBH and his wife, a $5,000,000 allowance for impairment of the Company's loan to R.C.H. Investments, L.L.C., an Affiliated Borrower, a $1,600,000 allowance for impairment of one of the Company's loans to the Outlaws Borrower, an Affiliated Borrower, a $1,000,000 allowance for impairment of the Company's loan to Hemmeter Enterprises, Inc., an Affiliated Borrower, and $2,600,000 for the Company's Canadian Pavilion loan. All accrued interest relating to December 31, 1994 has been reserved and accrued interest related to 1995 has been reversed. Additionally, at December 31, 1995, the Company had utilized or reversed a total of $1,027,490 of the $1,250,000 reserved earlier in the year for the estimated costs of protecting its collateral position in certain loans. See Note 3 of the Notes to Financial Statements for further details regarding the Company's investment in loans.

          The Company qualified and will be treated as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended, for the year ended December 31, 1995.

          In February 1996, the Company received net proceeds of approximately $733,000 from the sale of the two homes located in Los Angeles, California owned by CBH which secured the loan to CBH and his wife. As of September 30, 1995, the loan to CBH had a carrying value of $2,150,000. In addition, approximately $611,000 of the $1,250,000 collateral preservation reserve made by the Company at June 30, 1995 was allocated to the loan to CBH and his wife. After accounting for the unused portion of the asset preservation reserve allocated to the collateral for the loan to CBH, the Company recognized an additional $997,000 reserve against the loan to CBH to reduce its carrying value to zero. CBH and his wife maintain their personal obligation to the Company for the remaining $14,267,000 balance of the loan to CBH.

          The Company did not directly employ any persons during 1995. The Independent Directors were compensated for their services as directors and the Company entered into consulting arrangements with Messrs. Young and Hansen. See Items 10 and 11 for further details.

ITEM 2.  PROPERTIES

        The Company was formed to make Mortgage Loans and Temporary Investments collateralized by interests in non-operating real property or other real estate investment trust qualifying assets and will not own any properties unless it is a result of a foreclosure action against the collateral of its Affiliated Borrowers. See Notes 3 and 4 of the Notes to Financial Statements for information pertaining to the properties which collateralize the Company's loans.

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

          (c) The Company paid distributions to the Stockholders for the year 1994 in the amount of $1,558,500 or $0.375 per share on each of May 13, 1994, August 12, 1994, November 14, 1994 and January 31, 1995. The last distribution paid by the Company was in the amount of $1,558,500, or $.375 per share, on May 10, 1995. For the years ended December 31, 1994 and 1995 return of capital constituted $0.54 and $0.375 per share; respectively. These distributions provided each Stockholder with a cash return on the original issue price ($12.50 per share) equal to 12.0% per annum for 1994 and 3.0% for 1995.

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

        On March 25, 1996, the Company announced that it will not appeal the decision of the AMEX to remove its common stock from the AMEX and, therefore, has consented to such removal. This action became necessary since the Company has decided to self-liquidate in an orderly fashion and no longer satisfies all the financial guidelines of the AMEX for continued listing. The AMEX has advised the Company that the last day for trading of the Company's common stock will be Friday, April 26, 1996. Subsequent to the delisting from the AMEX, management of the Company established a market for the Company's common stock via the electronic bulletin board system of the NASDAQ over-the-counter market.

ITEM 6.   SELECTED FINANCIAL DATA (1)


                  Six Months       Six Months
                     Ended           Ended
                 December 31,       June 30,                    Year Ended December 31,
                     1995             1995           1994          1993          1992          1991
                 -----------       ---------         ----          ----          ----          ----
Total
 Assets            $13,057,684           ---      $42,495,546   $45,265,321  $45,378,303    $46,941,591

Total
 Revenue                 ---        $1,629,618     $5,445,580    $7,173,577    $5,884,818    $6,161,172

Net Income
 (Loss)                  ---      ($10,849,558)    $3,975,315    $6,102,917    $4,850,107    $5,155,032

Net Income
 (Loss) per
 Share of
 Common
 Stock (2)               ---            ($2.61)         $0.96         $1.47         $1.17         $1.24

Change in
 Net Assets
 in Liqui-
 dation           ($15,795,468)          ---            ---           ---           ---          ---

Cash Distri-
 butions
 Declared
 (3)                     ---        $1,558,500     $6,234,000    $6,234,000    $6,234,000    $6,234,000

Cash Distri-
 butions
 per Share
 of Common
 Stock (4)               ---            $0.375          $1.50         $1.50         $1.50         $1.50



     (1) The above-selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K/A.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1995, the Company had six temporary investments outstanding with carrying values totalling $12,092,875. Each of these temporary mortgage loan investments, the status of which are described below, were declared in default during 1995. Since June 30, 1995, the Affiliated Borrower of the Waikiki and Waikiki II loans (collectively, the Mideast China Trading Company ("MCTC") Loans), with a combined principal balance of $1,900,000, have made interest payments, one in December 1995 of $45,125 and monthly payments in January and February 1996, each in the amount of $15,042. The borrower ceased making all payment obligations under the terms of the modified loan agreement effective with the March 1996 payment. The Company has applied the $45,125 of interest payments received against the carrying amount of the loan. No payments have been received on any of the Company's other loans subsequent to the announcement on June 29, 1995 of the Company's plan to commence an orderly self-liquidation.

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

          The Company's near term capital requirements will be for ongoing operating costs during the period of self- liquidation. The Company believes that its existing cash, cash equivalents and short-term investment balances should be adequate to fund near-term capital requirements.

        The Company loaned $12,900,000 (the "Sint Maarten Loan") to R.C.H. Investments, N.V. (the "Sint Maarten Borrower"), in the fourth quarter of 1988, which was collateralized by a second mortgage on a 28-acre site on the island of Sint Maarten in the Netherlands Antilles (the "Sint Maarten Property").
This loan matured on May 7, 1992. On May 12, 1992, the Company agreed to make a new loan to the Sint Maarten Borrower in the amount of $12,900,000 (the "New Sint Maarten Loan") to replace the Sint Maarten Loan. The New Sint Maarten Loan had an original term of approximately 12 months, and was scheduled to mature on May 7, 1993. The New Sint Maarten Loan was extended by the Company for 30 days at which time it was replaced with a temporary investment, which did not have a bonus interest component, in the amount of $12,900,000 which was to mature on the earlier of demand or June 7, 1994. The New Sint Maarten Loan was further extended on June 7, 1994 to mature on the earlier of demand or December 31, 1994 in consideration for which the interest rate was increased from 14% to 14.5%, payable quarterly in arrears. In December 1994, the Sint Maarten Borrower transferred its interests in the Sint Maarten Property and the attendant obligation related to the New Sint Maarten Loan to R.C.H. Investments, L.L.C., a Delaware limited liability company, whose constituent members are the shareholders of the Sint Maarten Borrower (the "New Sint Maarten Borrower"). On December 29, 1994, the New Sint Maarten Borrower

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

          The Sint Maarten Property also collateralizes a first mortgage in the principal amount of $4,000,000 in favor of a lender unaffiliated with the Affiliated Borrowers. Interest payments due the senior lender subsequent to June 30, 1995 and through December 31, 1995, in the amount of approximately $308,000 were funded by the Company and charged against the $1,250,000 provided for by the Company to protect the collateral positions on the Company's various loans. The senior encumbrance matured on December 31, 1995. However, the Affiliated Borrower has requested an extension of the loan from the senior lender. The senior lender and the Affiliated Borrower continue discussions regarding the senior loan, however, to date, the senior lender has taken no action regarding the maturing of the loan. Neither the Affiliated Borrower nor the Company has made any interest or principal payments on the senior loan during 1996.

        The New Sint Maarten Borrower is currently negotiating a proposed transaction with a major hospitality company for a hotel and time share development on the Sint Maarten Property. The preliminary structure of the proposed transaction would be for the Company and the New Sint Maarten Borrower to form a joint venture which would become a partner in a new entity which would also include the major hospitality company, a construction company and an equity investor as the other partners. The joint venture with the New Sint Maarten Borrower would contribute the property free and clear of the Company's New Sint Maarten Loan and CBH's resort development expertise to the new partnership. The other three parties would contribute approximately $15,000,000 in new equity to the transaction. An exclusive 90 day period has been granted to complete due diligence by all parties. Based upon a market study prepared by an independent third party, the New Sint Maarten Loan could be fully repaid over a period in excess of five years if various assumptions are realized, of which no assurances can be given. The New Sint Maarten Loan had an outstanding balance $14,858,683, as of December 31, 1995, including accrued interest of $1,492,604 and the $466,079 of additional advances to preserve the collateral. However, based upon the results of an appraisal prepared by another independent third party, the current carrying value of the New Sint Maarten Loan is $7,900,000 after a $5,000,000 reserve for impairment of value was recorded against the loan during the quarter ended December 31, 1995.

        The Company made a loan to Canadian Pavilion Limited Partnership (the "Canadian Pavilion Borrower"), in the amount of $2,600,000 (the "Canadian Pavilion Loan"), in November 1991. The proceeds of the Canadian Pavilion Loan were applied as follows: $1,000,000 to purchase the $2,900,000 of defaulted mortgages and notes encumbering the subleasehold interest in the Canadian Pavilion and approximately $800,000 was advanced to an affiliate of the Canadian Pavilion

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

        During the third quarter of 1995, negotiations by and between various governmental agencies, the former owner of the Canadian Pavilion and the Canadian Pavilion Borrower proved unsuccessful and the Canadian Pavilion Borrower received a termination letter regarding its lease from the New Orleans Exhibition Hall Authority ("NOEHA"). After receipt of the NOEHA letter, the Company had numerous discussions with representatives of the Canadian Pavilion Borrower and its counsel in New Orleans and real estate professionals located in New Orleans. After considering the input of these various parties, as well as the lack of acceptance of riverboat gaming in the downtown New Orleans area and the poor performance of the temporary land-based casino in New Orleans, the Company concluded that the value of the property collateralizing the loan to the Canadian Pavilion Borrower had been significantly reduced. Furthermore, certain ongoing financial obligations of the Canadian Pavilion Borrower, including insurance, payments to governmental agencies and maintenance expenses were continuing with no assurance that such amounts, which had been advanced by the Company, would be repaid to the Company nor was there any assurance that the Company would receive any of the principal portion of the Canadian Pavilion Loan since, after extensive marketing of the property collateralizing the Canadian Pavilion Loan, no significant interest in the acquisition of the property arose. Based on these factors, the Company took a reserve, as of September 30, 1995, for the full $2,600,000 of the Canadian Pavilion Loan. The Company continues to maintain its interest in the collateral.

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

        On February 11, 1992, the Company made two demand loans to Outlaws Casino, Ltd. (the "Outlaws Borrower") in the amounts of $1,200,000 (the "Crook Loan") and $500,000 (the "Hudspeth Loan") (collectively, the "Outlaws Loans"). The Outlaws Borrower sought the loans in order to fund a portion of the acquisition of two adjacent parcels of land in Black Hawk, Colorado, known as the Crook Parcel (approximately 16,000 square feet) and the Hudspeth Parcel (approximately 5,500 square feet). The Outlaws Borrower originally planned to combine the Crook Parcel and the Hudspeth Parcel and construct a casino of approximately 50,000 square feet containing approximately 800 slot machines thereon. The Outlaws Loans are collateralized by an assignment of a partnership interest in the Outlaws Borrower; the Crook Loan is also collateralized by a second mortgage on the Crook Parcel which is subordinated to a seller note with a principal balance at December 31, 1995 of $2,752,633. The Hudspeth Loan is also collateralized by a first mortgage on the Hudspeth parcel. There is no senior encumbrance on the Hudspeth Parcel.

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

        In October 1995, representatives of the Outlaws Borrower informed the Company that the Outlaws Casino had very little cash and that its bills were approximately 45 days in arrears. Such representatives also told the Company that it was an absolute necessity for the Outlaws Casino to build up its working capital reserves to approximately $150,000 so as to be able to fund the operating deficits which usually occur in the winter due to the weather conditions which hinder ingress and egress to the casinos located in Black Hawk, Colorado. The Company was also advised that the October mortgage payment on the senior encumbrance collateralized by the Crook Parcel was not made and that the Outlaws Borrower was currently in negotiations with the senior lender to revise the terms of the loan in a manner so as to allow the Outlaws Borrower to make interest only payments until spring 1996. In addition, these representatives informed the Company that they were developing a marketing plan for the Outlaws Casino which would appeal to local patrons who do not desire to game in a large casino. In addition, the Company was advised that a potential sale of the Outlaws Casino was probably not possible at such time since the winter months are the least productive

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

for the Colorado casinos and that any prospective buyer would defer a purchase until spring of 1996.

        Based on this information, the Company decided to modify the terms of the Outlaws Loans to require the Outlaws Borrower to make monthly payments of "net revenue" from the casino and real estate which the Outlaws Borrower had mortgaged to the Company as collateral for the loans (the "Properties"). Net revenue is defined as all operating revenues from the Properties less: (a) the ordinary and reasonable expenses of the operation of the Properties; (b) the interest and principal payments required by the existing senior lender on the property which collateralized the Crook Loan; and (c) the funds necessary to maintain no less than $150,000 of working capital. The Company also stated that in exchange for its forbearance from foreclosing on the Outlaws Loans, the Outlaws Borrower must deliver to the Company, on the first day of each month:
(a) monthly operating reports setting forth the current financial performance of the Properties; (b) current balance sheets evidencing the financial condition of the Properties; and (c) rolling three-month projections for the businesses located on the Properties. In addition, the previous unpaid interest as of October 31, 1995, in the amount of $105,598, was capitalized and added to the outstanding balances of the Outlaws Loans.

        As of December 31, 1995, the outstanding loan balances, including interest, were $1,707,447 for the Crook Loan and $645,629 for the Hudspeth Loan. The C&L report to the Company concluded that the market value of the fee simple interest in the Outlaws Casino was $2,500,000. As of December 31, 1995, the senior encumbrance on the Crook Parcel was $2,650,000. Therefore, the Company set up a reserve for the entire $1,600,000 of the Crook Loan. No reserve was taken by the Company against the Hudspeth Loan since there was no senior encumbrance and such loan was collateralized by the parking facility and not the Outlaws Casino.

        On May 12, 1992, the Company made a demand loan in the amount of $900,000 (the "Waikiki Loan") to Hemmeter Investment Company, now known as Mideast China Trading Company, a Hawaii general partnership, (the "Waikiki Borrower"). The proceeds of the Waikiki Loan were used to acquire options on various properties in New Orleans, Louisiana, in connection with gaming-related developments pursued by the Hemmeter organization. The Waikiki Loan is collateralized by a sub-leasehold mortgage on the International Marketplace, a retail center in Honolulu, Hawaii (the "Waikiki Property"), CBH's personal guaranty and a collateral assignment of the Waikiki Borrower's interest as the sub-sublessor of the Waikiki Property. This loan bore interest at the rate of 9.5% per annum, payable quarterly in arrears, and was due on the earlier of demand or May 12, 1993. The Company agreed to extensions of the term of the Waikiki Investment through September 30, 1994. On September 30, 1994, the Waikiki Investment was further extended to March 31, 1995 in consideration for which the interest rate was increased to 19.5%, 10% of which accrued and was to be payable at the time the Waikiki Loan matured. On March 16, 1995, the Company agreed to further extend the maturity of the Waikiki Investment to June 30, 1995. On June 30, 1995, the Company ceased accruing interest on the Waikiki Loan and such loan went into default.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

        On April 8, 1994, the Company made a demand loan in the amount of $1,000,000 (the "Waikiki II Loan") to the Waikiki Borrower. The proceeds of the loan were used to fund working capital requirements of Grand Palais Casino, Inc. ("GPCI"), an affiliate of the Company. The Waikiki II Loan is also collateralized by the Waikiki Property, CBH's personal guaranty and a collateral assignment of the Waikiki Borrower's interest as the sub-sublessor of the Waikiki Property. This loan bore interest at the rate of 9.5% per annum payable quarterly in arrears, and was due on the earlier of demand or October 8, 1994. On September 30, 1994, the Waikiki II Loan was extended to the earlier of demand or March 31, 1995 in consideration for which the interest rate was increased to 19.5%, 10% of which accrued and was to be payable at the time the Waikiki II Loan matured. On March 16, 1995, the Company agreed to further extend the maturity of the Waikiki II Loan to June 30, 1995. On June 30, 1995, the Company ceased accruing interest on the Waikiki II Loan and such loan went into default.

         The Company modified the terms of the two Waikiki Loans on November 1, 1995 so as to require the Waikiki Borrower to make monthly payments of $15,042 with interest accruing at a rate of 11% per annum. As of December 31, 1995, the combined outstanding loan balances were $1,854,875. C&L appraised the subleasehold interest at International Marketplace at $2,510,000 at December 31, 1995. In light of this recent valuation, the Company has not set up a reserve for the principal amount of the Waikiki Loans.

        On January 4, 1994, the Company made a loan to CBH in the amount of $12,900,000 (the "Hemmeter Loan"), the proceeds of which were used for working capital purposes for CBH's various gaming affiliates and to retire certain indebtedness collateralized by three of Mr. Hemmeter's residences, one in Hawaii and two in California. This loan was originally collateralized by junior mortgages on the aforementioned residences, bore interest at 12% per annum, was payable quarterly in arrears, and was scheduled to mature on January 3, 1995. On September 14, 1994, the Hemmeter Loan was modified to provide for an additional $1,100,000 ("Additional Principal") for a total principal balance of the Loan of $14,000,000. The Additional Principal originally bore interest at the rate of 22%, 12% of which was payable under the same terms as the original loan, and the remaining 10% was accrued and was to be payable upon the maturity or earlier prepayment of the Hemmeter Loan. In addition, the interest rate on the original $12,900,000 in principal was increased to 21.7% effective October 1, 1994, 12% of which was payable under the same terms as the original loan, and the remaining 9.7% was accrued and was to be payable upon the maturity or earlier prepayment of the note. On December 16, 1994, CBH informed the Company that he was selling his residence in Hawaii in late December 1994, the cash proceeds of which sale were utilized in their entirety to repay the senior encumbrance collateralized by the property, and requested a release of the Company's lien on the Hawaii residence and an extension of the maturity date of the Hemmeter Loan, including the Additional Principal. In response to CBH's request, the Company agreed that: (i) it would release its lien on the Hawaii residence, effective January 3, 1995; (ii) the maturity date of the Hemmeter Loan, including the Additional Principal, be extended to June 30, 1995; and (iii) the interest rate on the Hemmeter Loan and the Additional Principal be increased to 22.7% and 23%, respectively, assuming that the Company's lien on CBH's Hawaiian residence is released. Thirteen percent of the interest on both the Hemmeter Loan and the Additional Principal was to be paid under the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

          The carrying value of the Hemmeter Loan, including the Additional Principal and the Second Additional Principal, has been reduced by the Company three times, once at June 30 1995 by a $9,900,000 reserve, again at September 30, 1995 by a $2,950,000 reserve and finally by $977,000 at the time the California residences that served as collateral for the loan were sold. Also, approximately $611,000 of the $1,250,000 collateral preservation reserve made by the Company at June 30, 1995 was allocated to the Hemmeter Loan. After paying the costs associated with the sale of CBH's California residences, the Company received net proceeds of approximately $733,000. Mr. Hemmeter and his wife still have personal liability for the remaining $14,267,000 balance of the loan. However, the current carrying value of the Hemmeter Loan is zero.

        On February 14, 1994, the Company made a loan to Grand Palais Casino, Inc. ("GPCI"), in the amount of $4,000,000 (the "GPCI Loan"). The proceeds of the GPCI Loan were used to cover certain expenses of GPCI incurred in connection with the development of the single land-based casino in New Orleans, Louisiana, of which GPCI was to be a one-third owner. The GPCI Loan bore interest at a rate of 14% per annum, payable quarterly in arrears, was collateralized by the personal guarantee of CBH and was due to mature on September 30, 1994. On April 8, 1994, an additional loan was made to GPCI in the amount of $2,250,000 under the same terms and conditions as the GPCI Loan. On September 30, 1994, both of the loans to GPCI, in the aggregate amount of $6,250,000, were extended to the earlier of demand or March 31, 1995. On November 16, 1994, the Company agreed to subordinate both GPCI loans to senior indebtedness of GPCI in the amount of $34,000,000 and to extend the term of the loan to February 25, 1998, in consideration for which the interest rates were increased to a rate equal to 150 basis points above the coupon rate of the $34,000,000 senior debt (then 19.75%) beginning January 1, 1995. On April 14, 1995, the Company sold the two loans made to GPCI to an unaffiliated third party for the sum of $6,250,000 plus all accrued and unpaid interest through the date of the sale.

        On April 25, 1995, the Company made a loan to Hemmeter Enterprises, Inc. in the amount of $1,000,000, bearing interest at the rate of 12% per annum, payable quarterly in arrears, and due on demand (the "HEI Loan"). HEI, either directly or through affiliated entities, was in the business of developing, owning and operating gaming and related entertainment facilities. HEI was a one-third partner in the partnership attempting to develop the sole land-based casino in New Orleans, Louisiana, and a 50% partner in a joint venture which

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

developed and operated a riverboat gaming project in New Orleans. In addition, HEI developed, owned and operated two of the largest casinos in Colorado. The proceeds of the HEI Loan were utilized by HEI for working capital purposes and were collateralized by the guaranty of CBH.

        On May 13, 1995, the Company agreed to provide HEI with a senior bank facility in the amount of $4,000,000 (the "HEI Senior Bank Facility"). The HEI Senior Bank Facility is collateralized pari passu by deeds of trust for real properties known as the Bullwhackers Casinos in Central City and Black Hawk, Colorado, a second mortgage on the Canadian Pavilion Property and a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI") and a collateral assignment of GPRI's interests in the riverboat joint venture which was operated in New Orleans. The HEI Senior Bank Facility was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and by CBH. During the week of May 15, 1995 the Company made an initial funding of $2,000,000 of the $4,000,000 HEI Senior Bank Facility and $1,000,000 of the loan proceeds were utilized to repay the HEI Loan. The HEI Senior Bank Facility bore interest at the rate of 12% per annum and was scheduled to mature on September 30, 1995. On June 30, 1995, the Company determined that it would not advance any additional sums to HEI under the terms of the HEI Senior Bank Facility. In October 1995, HEI and GPRI both filed for bankruptcy protection. Since the filing of HEI and GPRI, management of the Company has been negotiating with representatives of the other collateralized lenders to protect its collateral position. The Company's position with the other collateralized lenders in each plan of reorganization was recently confirmed by the Courts in each bankruptcy proceeding. As a result, the Company's collateral position is being converted to: new secured bonds issued by a reorganized HEI; stock and warrants issued by Casino America, a publicly traded gaming company, in consideration for its purchase of the riverboat of GPRI; and minimal equity in the reorganized HEI. Management of the Company believes these positions to be received have a current value of $1,000,000. For the quarter ended December 31, 1995, the Company recorded a $1,000,000 reserve against the carrying value of the HEI Senior Bank Facility.

          As of December 31, 1995, the Company had approximately $1,652,602 in cash and cash equivalents and investments at market value.

          Management of the Company continues to analyze the Company's loan portfolio and is monitoring the activities of its borrowers with a view towards maximizing the recovery of each of its loans, and in an effort to enhance Stockholder value.

RESULTS OF OPERATIONS

          As a result of the announcement by the Company on June 29, 1995 of its intent to liquidate, the Company began reporting on the liquidation basis of accounting. The 1995 results, therefore, are a combination of operations for the period January 1, 1995 through June 30 1995 on a going concern basis as reported on the Statement of Operations and the operations for the period July 1, 1995 to December 31, 1995 are reported on a liquidation basis as reported in the Statement of Changes in Net Assets in Liquidation. See Note 2, "Basis

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

of Presentation and Summary of Significant Accounting Policies" of the Notes to Financial Statements for further information.

                                  1995 vs 1994

          For the year 1995, the Company generated total revenues of $1,723,711 compared to $5,445,580 for the year 1994. This decrease in revenue was primarily attributable to the default of all the Affiliated Borrowers and CBH as of June 30, 1995 on all of the Company's loans.

          Operating expenses and other charges increased by $1,153,116 over 1994 as a result of operating expenses, primarily litigation and loan workout costs, increasing $1,709,525 over 1994 offset by a reduction of realized losses on mortgage backed securities in 1995 of $556,409.

          During 1995, the Company also recorded reserves of $25,745,356 for impairment of loan values and reserves for costs of preserving loan collateral. Through June 30, 1995, the Company recorded reserves totaling $11,617,903 based upon a review of each loan and the information then available regarding the collateral for each loan. Subsequent to June 30th, the Company has recorded additional reserves of $14,127,453 based on events and additional information available since then, including new appraisals and market studies, independent third party reviews of collateral positions, legal proceedings, renegotiation of loan terms with certain Affiliated Borrowers and the sale of certain collateral by the borrower and the receipt by the Company of certain sale proceeds.

          Net income for the year ended December 31, 1994 was $3,975,315 and on an equivalent basis the Company would have had a net loss during 1995 of
$26,645,026.   This decrease is directly attributable to decreased revenues and increased expenses due to the default status of the Company's entire loan portfolio as described above.

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

          Operating expenses and other charges increased by $399,605 over 1993 as a result of realized losses on mortgage backed securities in 1994 of $697,658 offset by reductions in investment management fees of $199,799 and other operating expense reductions of $98,254. There were, in fact, no management fees incurred during 1994 as the Company had no Mortgage Loans outstanding during 1994 which qualified for such fees. The Company revised its short-term investment policies to specifically prohibit investment in securities backed by mortgage pools.

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

        The Company anticipates that it will qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the
Code), for the year ended December 31, 1995. However, the Company did not follow a procedural requirement of the Code and regulations thereunder regarding requesting and retaining certain information from large shareholders. As a result, the status of the Company as a real estate investment trust for 1995 is uncertain, even though the Company believes that the substantive requirements of the Code were satisfied. The Company incurred a loss for income tax reporting purposes for the year ended December 31, 1995; accordingly, the Company does not believe that there will be any adverse effect on its net assets or changes in liquidation should it not sustain its status as a real estate investment trust for 1995.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K/A for the financial statements and financial statements schedules, where applicable.

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

ITEM 11.         EXECUTIVE COMPENSATION

          (a, b)        Not applicable.

          (c, d, e & f) Not applicable.

          (g) The Company pays each Independent Director: (i) a fee of $20,000 per year (which amount may be increased or decreased at the discretion of the Directors); and (ii) reimbursements for travel expenses and other out- of-pocket disbursements incurred in connection with attending any meetings of the Board of Directors. Mr. Lane received a fee of $20,000 for serving as an Independent Director for the entire year. Mr. Young received a fee of $10,000 for serving as an Independent Director for the first six months of 1995. The Company entered into a consulting arrangement with Mr. Young when he became the Company's President and Chief Executive Officer, effective July, 1995, pursuant to which Mr. Young receives a fee of $10,000 per month. During the year ended December 31, 1995, the Company also paid the Independent Directors reimbursements aggregating $8,202 and Mr. Young reimbursements subsequent to the initiation of his consulting arrangement of $3,877.

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

                     All Directors and executive             13,500 shares        less than 1%
                     officers of the Company as a
                     group


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


                                  Date:  June 3, 1996


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ John R. Young               By:     /s/ Daniel D. Lane
         John R. Young                           Daniel D.  Lane
         Chairman of the Board of                Director, Secretary,
         Directors, Chief Executive              Treasurer and  Chief
         Officer, President and                  Accounting Officer
         Chief Financial Officer


Date:    June 3, 1996                    Date:   June 3, 1996


By:      /s/ Thomas A. Ellsworth
         Thomas A. Ellsworth
         Director


Date:    June 3, 1996

                           FINANCIAL STATEMENT INDEX





Independent Auditors' Report  . . . . . . . . . . . . . . . . . .    F-2

Statement of Net Assets in
  Liquidation at December 31, 1995  . . . . . . . . . . . . . . .    F-3

Statement of Changes in Net Assets
  in Liquidation, July 1, 1995 to
  December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .    F-4

Balance Sheet at
  December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . .    F-5

Statements of Operations (Historical
  Cost Basis) for the Period from January 1, 1995
  to June 30, 1995 and for the Years Ended
  December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . .    F-6

Statements of Shareholders' Equity
  (Historical Cost Basis) for the Period
  January 1, 1995 to June 30, 1995 and for
  the Years Ended December 31, 1994 and 1993  . . . . . . . . . .    F-7

Statements of Cash Flows (Historical
  Cost Basis) for the Period January 1, 1995
  to June 30, 1995 and for the Years Ended
  December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . .    F-8

Notes to Financial Statements . . . . . . . . . . . . . .    F-9 to F-16

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
 Resort Income Investors, Inc.
Chicago, Illinois


We have audited the accompanying statement of net assets in liquidation of Resort Income Investors, Inc. (the Company) as of December 31, 1995 and the related statement of changes in net assets in liquidation for the period from July 1, 1995 to December 31, 1995. In addition, we have audited the accompanying balance sheet of the Company as of December 31, 1994, the related statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended and for the period from January 1, 1995 to June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, on June 29, 1995 the Board of Directors of the Company announced that it would commence an orderly self-liquidation of its assets. As a result, the Company has changed its basis of accounting from the going-concern basis to the liquidation basis effective June 30, 1995. Accordingly, the carrying values of the remaining assets as of December 31, 1995, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. Actual amounts that will be realized upon liquidation will depend upon a number of factors, and as a result, such actual amounts are likely to differ from the amounts presented in the accompanying financial statements and such differences could be material.

In our opinion, such financial statements present fairly, in all material respects, (1) the net assets in liquidation of Resort Income Investors, Inc. as of December 31, 1995, (2) the changes in its net assets in liquidation for the period from July 1, 1995 to December 31, 1995, (3) its financial position at December 31, 1994, and (4) the results of its operations and its cash flows for each of the two years in the period then ended and for the period from January 1, 1995 to June 30, 1995 in conformity with generally accepted accounting principles on the bases described in the preceding paragraph.


As discussed in Note 6 to the financial statements, the Securities and Exchange Commission (the "Commission"), pursuant to a formal order of investigation, authorized its staff to investigate the Company. The Company and its attorneys are not in a position to assess the likelihood that any enforcement action will be intiated by the Commission or the likelihood of an adverse outcome if any such action is taken. Additionally, as more fully discussed in Note 6, there are two purported class actions and three other actions pending against the Company.


DELOITTE & TOUCHE LLP

Denver, Colorado
May 30, 1996

                         RESORT INCOME INVESTORS, INC.
                STATEMENT OF NET ASSETS IN LIQUIDATION (NOTE 1)




                                                            December 31,
                                                                1995
 ASSETS
 Interest receivable from
   related parties, net of
   allowance                                              $      ---
 Demand loans to related
   parties, net of
   allowances                                               12,092,875
 Cash and cash equivalents                                     846,768
 Investment securities at
   market value                                                805,834
                                                          ------------
 Total Assets                                               13,745,477
                                                          ------------

 CONTINGENCIES (Note 6)                                            ---

 LIABILITIES
 Accounts payable and
   accrued expenses                                            687,793
                                                          ------------

 NET ASSETS IN LIQUIDATION                                $ 13,057,684
                                                          ============


   The accompanying notes are an integral part of the financial statements.

                         RESORT INCOME INVESTORS, INC.
               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION



                                                           Six Months Ended
                                                              December 31,
                                                                  1995

 Net assets in liquidation
   at July 1, 1995                                            $ 28,853,152

 Interest income on cash and
   cash equivalents                                                 94,093

 Gain on investment securities                                     110,001

 Impairment of investment in
   loans and accrued interest and
   provision for collateral
   protection costs                                            (14,127,453)

 Operating expenses                                             (1,872,109)
                                                              ------------

 Net assets in liquidation at
   December 31, 1995                                          $ 13,057,684

                                                              ============

   The accompanying notes are an integral part of the financial statements.

                         RESORT INCOME INVESTORS, INC.
                     BALANCE SHEET (HISTORICAL COST BASIS)


                                                                  December 31,
                                                                       1994

 ASSETS
 Interest receivable from
   related parties                                                $  1,233,074
 Demand loans to related
   parties                                                          39,855,000
 Cash and cash equivalents                                             779,298
 Investment securities at
   market value                                                        560,000
 Prepaid expenses and other                                             68,174
                                                                  ------------
 Total Assets                                                     $ 42,495,546
                                                                  ============
 LIABILITIES AND SHAREHOLDERS'
   EQUITY
 Liabilities, accounts payable
   and accrued expenses                                           $     54,586
 Distributions payable                                               1,558,500
                                                                  ------------
 Total Liabilities                                                   1,613,086
                                                                  ------------
 COMMITMENTS AND CONTINGENCIES (Note 6)


 SHAREHOLDERS' EQUITY
 Common stock, $.01 par value;
   authorized 11,000,000
   shares; issued and
   outstanding 4,156,000 shares                                         41,560
 Additional paid-in capital                                         46,703,781
 Distributions in excess of
     income                                                         (5,484,131)
 Reserve for unrealized loss                                          (378,750)
                                                                  ------------
 Total Shareholders' Equity                                         40,882,460
                                                                  ------------
 Total Liabilities and Share-
   holders' Equity                                                $ 42,495,546
                                                                  ============


   The accompanying notes are an integral part of the financial statements.

                         RESORT INCOME INVESTORS, INC.
                STATEMENTS OF OPERATIONS (HISTORICAL COST BASIS)


                                         Six Months
                                           Ended
                                          June 30,              Years Ended December 31,
                                            1995              1994                   1993
 REVENUE
 Interest and net fee
   income on mortgage and
   demand loans to related
   parties                               $  1,543,635       $ 5,155,575           $ 7,151,833
 Interest income from cash
   and cash equivalents
   and investments                             85,983           290,005                21,744
                                         ------------       -----------           -----------
 Total Revenue                              1,629,618         5,445,580             7,173,577
                                         ------------       -----------           -----------

 EXPENSES
 Allowance for impairment
   of investment in loans
   and accrued interest
   and provision for
   collateral protection
   costs                                   11,617,903             ---                   ---
 Operating expenses                           610,023           772,607             1,070,660
 Loss on investment
   securities                                 251,250           697,658                 ---
                                         ------------       -----------           -----------
 Total Expenses                            12,479,176         1,470,265             1,070,660
                                         ------------       -----------           -----------
 NET INCOME (LOSS)                       $(10,849,558)      $ 3,975,315           $ 6,102,917
                                         ------------       -----------           -----------
 NET INCOME (LOSS) PER
   SHARE                                 $      (2.61)      $      0.96           $      1.47
                                         ============       ===========           ===========
 WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING                              4,156,000         4,156,000             4,156,000
                                         ============       ===========           ===========


   The accompanying notes are an integral part of the financial statements.

                        RESORT INCOME INVESTORS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                            (HISTORICAL COST BASIS)
                FOR THE PERIOD JANUARY 1, 1995 TO JUNE 30, 1995
               AND FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993


                                                                        Additional Paid-In Capital

                                          Common Stock                 Issuance of   Distributions in     Reserve for
                                       Shares      Amount              Common Stock  Excess of Income  Unrealized Losses
BALANCE, JANUARY 1,
  1993                               4,156,000          $ 41,560       $46,703,781        $(3,094,363)      $     ---
Net income                               ---               ---               ---            6,102,917             ---
Distributions to
  shareholders ($1.50
  per share) classified
  as:

  Dividends ($1.47 per
    share)                               ---               ---               ---           (6,102,917)            ---
  Return of capital
    ($.03 per share)                     ---               ---               ---             (131,083)            ---

                                     ---------          --------       -----------        -----------         ---------


BALANCE, DECEMBER 31,
  1993                               4,156,000            41,560        46,703,781         (3,225,446)            ---
Net income                               ---               ---               ---            3,975,315             ---
Distributions to
  shareholders ($1.50
  per share) classified
  as:

  Dividends ($.96 per
    share)                               ---               ---               ---           (3,975,315)            ---
  Return of capital
    ($.54 per share)                     ---               ---               ---           (2,258,685)            ---
  Net unrealized losses                  ---               ---               ---                ---            (378,750)
                                     ---------          --------       -----------        -----------         ---------


BALANCE, DECEMBER 31,
  1994                               4,156,000            41,560        46,703,781         (5,484,131)         (378,750)
Net loss
                                         ---               ---               ---          (10,849,558)            ---
Distributions to
  shareholders ($.375
  per share) classified
  as return of capital                   ---               ---               ---           (1,558,500)            ---

Realized Losses                          ---               ---               ---                ---             378,750
                                     ---------          --------       ----------        ------------        ----------

BALANCE, JUNE 30,
  1995                               4,156,000          $ 41,560       $46,703,781       $(17,892,189)       $    ---
                                     =========          ========       ===========       ============        ==========


   The accompanying notes are an integral part of the financial statements.

                         RESORT INCOME INVESTORS, INC.
                            STATEMENTS OF CASH FLOWS
                           (HISTORICAL COST BASIS)

                                         Six Months
                                            Ended
                                          June 30,              Years Ended December 31,
                                            1995                1994                1993
 RECONCILIATION OF NET (LOSS)
 INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES:
 Net (loss) income                       $(10,849,558)      $  3,975,315        $  6,102,917
 Allowance for impairment of
   investment in loans and
   accrued interest and
   provision for collateral
   protection costs                        11,617,903              ---                 ---
 Loss on investment
   securities                                 251,250            697,658
 Amortization of loan
   origination fees                             ---                ---              (654,138)
 Amortization of
   organization costs                           ---                ---                 7,091
 Changes in operating
   assets and liabilities:
   Interest receivable
     from related parties                     765,171           (900,066)          1,029,623
   Prepaid expenses and
     other                                     (3,793)            97,235               5,784
   Accounts payable and
     accrued expenses                          48,583            (98,220)             43,073
   Due to investment
     manager                                    ---              (34,120)            (24,972)
                                         ------------       ------------        ------------

 Net cash provided by
   operating activities                     1,829,556          3,737,802           6,509,378
                                         ------------       ------------        ------------
 CASH FLOWS FROM INVESTING
   ACTIVITIES:
 Proceeds of loan sale                      6,250,000              ---                 ---
 Demand loans funded                       (3,000,000)       (21,250,000)
 Receipt of principal pay-
 ments on demand loans                          ---              580,000               ---
 Purchases of investment
   securities                                   ---           (6,374,695)              ---
 Sales of investment
   securities                                   ---            4,738,287               ---
 Receipt of principal pay-
 ments on mortgage loans                        ---                ---            24,727,784
                                         ------------       ------------        ------------
 Net cash provided by (used
   in) investing activities                 3,250,000        (22,306,408)         24,727,784
                                         ------------       ------------        ------------
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
 Distributions paid to
   shareholders                            (3,117,000)        (6,234,000)         (6,234,000)
                                         ------------       ------------        ------------
 NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                1,962,556        (24,802,606)         25,003,162

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                        779,298         25,581,904             578,742
                                         ------------       ------------        ------------
 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                         $  2,741,854       $    779,298        $ 25,581,904
                                         ============       ============        ============

   The accompanying notes are an integral part of the financial statements.

                         RESORT INCOME INVESTORS, INC.
                        NOTES TO FINANCIAL STATEMENTS


1.       OPERATIONS OF THE COMPANY

        Resort Income Investors, Inc. (the Company) was organized on July 20, 1988 as a twelve year, self-liquidating real estate investment trust (REIT), as defined under the Internal Revenue Code. The Company was organized for the purpose of enabling shareholders to participate in mortgage loans primarily to affiliates of Christopher B. Hemmeter ("CBH"), a founder and the former Chairman and Chief Executive Officer of the Company, collateralized by real property or other qualifying assets owned or to be acquired for the development of luxury destination resorts. During 1991, the Board of Directors amended the Company's general investment strategy such that the Company would primarily make loans collateralized by real and personal property for the development of gaming related enterprises. As of December 31, 1995, all of the Company's loans had been made to affiliates of the Company or R.I.I. Advisors, the Company's investment manager, also an affiliate of the Company.

         In late June 1995 CBH then a director and officer of the Company, informed the Company that interest and principal would not be paid when due on demand loans made by the Company to him personally or to entities affiliated with him (the Affiliated Borrowers). Further, he informed the Company that he would not be able to make timely payment of such interest and principal on behalf of the Affiliated Borrowers pursuant to guarantees he had made in connection with the Affiliated Borrowers' loans, thereby creating an event of default for each of the loans. The affected loans constitute all of the demand loans to related parties held by the Company, aggregating $36,605,000, of which CBH and his wife, Patricia Hemmeter, are personally the borrowers of $15,000,000, and Affiliated Borrowers are the borrowers of $21,605,000.

         The Board of Directors of the Company announced on June 29, 1995, that it would commence an orderly self- liquidation of the Company's assets over an estimated 24- to 36-month period. The Company also announced a charge to income would be made in the second quarter of 1995 in an amount that, in management's judgment, would be adequate to absorb estimated losses related to the loan portfolio. The charge included allowances for losses on loans, interest receivable and the reversal of certain accrued interest. The amount of the charge was based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans, and also reflected management's judgments concerning the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest, in light of CBH's inability to perform on his guarantees in a timely manner. In the third and fourth quarter, the Company continued to evaluate the ability of CBH to perform on his guarantees and the value of collateral underlying the Company's loans and recorded additional charges for estimated losses. The Company's independent directors have assumed responsibility for negotiations with CBH and the Affiliated Borrowers to maximize the Company's recovery of its investment in loans and accrued interest. Based on information provided to the independent directors by CBH and the Affiliated Borrowers, the independent directors reviewed CBH's financial condition, the financial condition of the Affiliated Borrowers, the terms of the Company's loans, the collateral for certain of the loans (including the existence of senior liens on certain of the collateral), appraisals of certain of such collateral

                         RESORT INCOME INVESTORS, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)




1.       OPERATIONS OF THE COMPANY (CONTINUED)

and other information concerning the value of the other collateral, and other factors, to determine the amount of the charges and in reaching the decision to proceed with the liquidation of the Company's assets.

         On August 8, 1995, CBH and Mark M. Hemmeter (MMH) resigned their positions as executive officers and directors of the Company. The Company's directors are currently negotiating with CBH and the Affiliated Borrowers regarding the plans to recover the Company's investment in loans and accrued interest. There is no assurance that the outcome of the negotiations will result in actual liquidation proceeds consistent with the estimated liquidation value of the Company's assets.

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the December 31, 1995 statement of net assets in liquidation and the statement of changes in net assets in liquidation for the period from July 1, 1995 to December 31, 1995 have been presented on the liquidation basis. The December 31, 1995 statement of net assets in liquidation reflects the Company's estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest were based on an analysis of each loan, including valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize from liquidation of its assets could differ materially from the amounts assumed in arriving at the estimates reflected in the December 31, 1995 statement of net assets.

         The amount ultimately available for distribution to shareholders will depend on a variety of factors in addition to the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of contingent liabilities. The amount distributed will likely differ from the amount of net assets in process of liquidation presented in the December 31, 1995 statement of net assets, and the difference could be material.

         The financial statements of the Company as of December 31, 1994 and 1993 and for the period ended June 30, 1995 were prepared on the historical cost (going concern) basis. June 30, 1995 is used as the adoption date for liquidation- basis accounting because there was no material activity that affected either the historical cost or liquidation basis financial statements from June 29, 1995 to June 30, 1995 -- the impairment and other charges discussed in Note 3 were recorded pursuant to historical cost accounting.

                         RESORT INCOME INVESTORS, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED)


         Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

        Investments - Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities,". SFAS No. 115 requires fair value accounting for certain investments and securities. The Company's portfolio of debt securities is classified as available for sale. There was no cumulative effect as a result of implementing SFAS No. 115. The Company determines realized gains or losses on sales of available-for-sale securities using the specific identification method.

        Demand Loans to Related Parties - Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." There was no financial statement effect at the date of adoption of these standards. On June 29, 1995, the Company recognized a charge of $10,367,903 in accordance with the provisions of these accounting standards prior to the adoption of the liquidation basis of accounting (see Notes 3 and 4).

         Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of fair value for certain of the Company's financial instrument assets and liabilities. It defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

         At December 31, 1995, the Company's financial instruments consist of demand loans to related parties, cash and cash equivalents, investment securities, and accounts payable and accrued expenses. These instruments are included in the accompanying statement of net assets in liquidation at their estimated net realizable values. Management believes that the estimated net realizable value of these financial instruments approximates their fair value. The bases for determining these amounts for demand loans is described in footnotes 1 through 4 of these financial statements. Investment securities fair values are based on market quotes. Based on the nature and terms of accounts payable and accrued expenses, face amounts represent fair value.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       RESORT INCOME INVESTORS, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3.       DEMAND LOANS TO RELATED PARTIES

         Demand loans to related parties at December 31, 1995 and 1994 consist of the following:

                                                                                  Face and
                     Interest Rate/              Carrying          Face           Carrying
 Borrower              Maturity                 Amount 1995      Amount 1995     Amount 1994
 CPLP (a)               27.00%
                        Demand                  $     ---     $ 2,600,000      $ 2,600,000

 Outlaws (b)            11.00%
                        Demand or February           605,000    2,205,000        2,205,000
                        29, 1996

 MCTC (c)               11.00%
                        Demand or February         1,854,875    1,854,875        1,900,000
                        29, 1996
 RCH Investments (d)    18.50%
                        Demand                     7,900,000   12,900,000       12,900,000

 CBH and Patricia       25.00%
 Hemmeter (e)           Demand                       733,000   15,000,000       14,000,000
 HEI (f)                16.00%
                        Demand                     1,000,000    2,000,000           ---

 GPCI (g)               14.00%
                        Demand or February
                        25, 1998
                                                       ---         ---           6,250,000
                                                  ----------  -----------      -----------


                                                 $12,092,875  $36,559,875      $39,855,000

 Reserve for
 Impairment of Loans                                   ---     24,467,000           ---
                                                  ----------  -----------      -----------

                                                 $12,092,875  $12,092,875      $39,855,000
                                                 ===========  ===========      ===========


     (a) On November 18, 1991, the Company made a demand note to Canadian Pavilion Limited Partnership (CPLP), an affiliate of the Company. The loan is collateralized by a subleasehold interest in the Canadian Pavilion, located in New Orleans, Louisiana, and is personally guaranteed by CBH. The note was modified in 1994 to increase the interest rate to 26%. On May 1, 1995, the interest rate on the loan was increased to 27%, the default rate, as a result of a monetary default per the terms of the loan agreement. The balance of the loan as of December 31, 1995 was fully reserved and is currently in default. The loan is on non-accrual status as of December 31, 1995.

                         RESORT INCOME INVESTORS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.         DEMAND LOANS TO RELATED PARTIES (CONTINUED)

     (b) On February 11, 1992, the Company made two demand loans to borrowers collectively known as the Outlaws, an affiliate of the Company. The original amount of the borrowings aggregated $2,300,000. The loans are collateralized by an assignment of the borrowers' partnership interest and a mortgage of the underlying collateral subordinated by a first mortgage in the amount of $2,752,633, and are personally guaranteed by CBH. The note was modified effective November 1, 1995 increasing the principal balance of the loan in the amount of $105,598, the interest rate to 11% and extending the maturity date to February 29, 1996. A charge for impairment of $105,598 was simultaneously recorded by the Company due to uncertainty regarding its collectibility. In addition, a charge for impairment in the amount of $1,600,000 was recorded during the fourth quarter of 1995 against the outstanding carrying balance. The loan is on non-accrual status as of December 31, 1995.

     (c) On May 12, 1992, the Company made a demand loan in the amount of $900,000 to Mideast China Trading Co. (MCTC) (formerly known as Hemmeter Investment Company), an affiliate of the Company. The loan is collateralized by a subleasehold mortgage in the International Marketplace, located in Honolulu, Hawaii, a collateral assignment in the borrower's interest as sub-sublessor, and is personally guaranteed by CBH. On April 8, 1994, the Company funded an additional $1,000,000 demand loan. Both loans were modified in 1994 to increase the interest rate by "Additional Interest". The note was modified on November 1, 1995 by increasing its basic interest rate to 11%, extending the maturity date to February 29, 1996 and eliminating the "Additional Interest." The borrower ceased making all payment obligations under the terms of the modified loan agreement effective with the March 1996 payment. Interest payments received totaling $45,125 during 1995 by the Company were applied against the carrying amount of the loan.

     (d) The loan is collateralized by a second mortgage on a 28-acre parcel bordering Simpson Bay Lagoon and the Caribbean Sea on the island of Sint Maarten, Netherlands Antilles (the Property) and is personally guaranteed for $5,900,000 by CBH. The borrower is an affiliate of the Company and intends to develop the Property. As a result of a monetary default under the terms of the agreement, effective July 1, 1995, the Company exercised its right to increase the interest rate on the loan and any subsequent advances, at the default interest rate of 18.5% per annum. A loss reserve in the amount of $5,000,000 was recorded during the fourth quarter 1995 against the outstanding carrying balance. The loan is on non-accrual status as of December 31, 1995.

     (e) On January 4, 1994, the Company made a demand loan to CBH, in the amount of $12,900,000. In September 1994, an additional $1,100,000 was extended under the loan. The loan was collateralized by junior mortgages on certain residential properties in Hawaii and California. The loan was modified in 1994 to release the Hawaii residence as collateral effective January 3, 1995 and to increase the interest rate. On May 2, 1995, the Company advanced an additional $1,000,000 to CBH. The interest rate on the additional $1,000,000 is 23% per annum, 10% per annum of which is to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. During 1995, a total allowance of approximately $14,267,000 was recorded against the carrying value of the loan. The loan is on non-accrual status as of December 31, 1995. Subsequent to December 31, 1995, the Company received approximately $733,000 as a partial repayment of the loan from the sale of the California residences that were collateral of the loan. CBH continues to be liable for the uncollected portion of this loan plus interest at the default rate. The loan is on non-accrual status at December 31, 1995.

     (f) During the second quarter of 1995 the Company made a loan to Hemmeter Enterprises, Inc. ("HEI") in the amount of $2,000,000. The loan to HEI bears interest at the rate of 12% per annum and is collateralized by interest in and liens upon certain real and personal property owned by HEI and the personal guaranty of CBH. On November 7, 1995, HEI filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company believes the loan to HEI will be recoverable in 1996; however, there is no assurance of such recovery. As a result of a default under the terms of the loan agreement, effective May 1, 1995, the Company exercised its right to increase the interest rate on the loan at the default interest rate of 16% per annum. An allowance for impairment in the amount of $1,000,000 was recorded during the

                         RESORT INCOME INVESTORS, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.         DEMAND LOANS TO RELATED PARTIES (CONTINUED)

     (f)   (CONTINUED)

           fourth quarter 1995 against the outstanding carrying balance. The loan is on non-accrual status as of December 31, 1995.

     (g)   The borrower repaid the loan in full in April 1995.

4.       IMPAIRMENT OF LOANS, ACCRUED INTEREST AND REVENUE RECOGNITION

         In June 1995, the Company charged operations with an allowance of $11,617,903, consisting of $9,900,000 for the loan to CBH and $467,903 for interest accrued as of December 31, 1994 but unpaid as of June 30, 1995 which was determined to be uncollectible and $1,250,000 to establish an estimated liability for collateral protection costs, including amounts that the Company may need to advance to first-lien holders and others to protect the Company's collateral position while the plan of liquidation is accomplished, which includes negotiations with CBH and the Affiliated Borrowers. For the period July 1, 1995 through December 31, 1995, the Company recorded an additional allowance of $14,567,000 consisting of $5,000,000 for the RCH Investments loan reflecting an apparent reduction in market value of the Sint Maarten parcel which serves as collateral, $2,600,000 for the loan to Canadian Pavilion Limited Partnership reflecting uncertainty regarding the enforceability of the lease serving as collateral for the Canadian Pavilion loan, $4,367,000 for the loan to CBH reflecting an apparent reduction in market value of the real property serving as collateral for the loan to CBH, based on recent offers to buy such collateral for amounts less than were estimated as the net realizable value at June 30, 1995, $1,600,000 for the loan to Outlaws reflecting market value of the substituted property serving as collateral and $1,000,000 for the loan to Hemmeter Enterprises, Inc. reflecting a market value of the substituted property serving as collateral (these loans and the related collateral are more particularly described later in this Note 3). As of December 31, 1995, $587,943 had been recorded against the $1,250,000 reserve for expenses associated with the protection of the Company's collateral.
During the quarter ended December 31, 1995, the reserve was reduced by $439,547 associated with the Company's interest in the CBH loan as no further costs are required to protect the Company's collateral position on this loan. The balance of this reserve at December 31, 1995, $222,510, is included in accounts payable and accrued expenses in the accompanying statement of net assets in liquidation and represents the Company's estimate of the remaining costs expected to be incurred in protecting the Company's collateral position.

        The accrual of interest on the Company's demand loans was discontinued effective June 29, 1995 and all accrued but unpaid interest was reserved when it announced that it would commence an orderly self-liquidation as a result of CBH's acknowledgement that interest and principal would not be paid when due on demand loans made by the Company to him personally or to the Affiliated Borrowers. See Note 1. However, the Company still intends to pursue its collection of all the principal and interest contractually due from the Affiliated Borrowers including interest of $5,714,933 accrued on the Company's demand loans during 1995 that has not been recognized in the financial statements.


5.         INCOME TAXES

        The Company believes it has qualified in 1995, 1994 and 1993 as a Real Estate Investment Trust ("REIT"), as defined, under Sections 856 through 860 of the Internal Revenue Code. In order to continue to qualify, the Company is required to distribute at least 95% of its taxable income to shareholders and meet certain other requirements. Under the Internal Revenue Code, qualifying REITs are relieved of income taxes on earnings distributed to shareholders.

        The Company anticipates that it will qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the
Code), for the year ended December 31, 1995, However, the Company did not follow a procedural requirement of the Code and regulations thereunder regarding requesting and retaining certain information from large shareholders. As a result, the status of the Company as a real estate investment trust for 1995 is uncertain, even though the Company believes that the substantive requirements of the Code were satisfied. The Company incurred a loss for income tax reporting purposes for the year ended December 31, 1995; accordingly, the Company does not believe that there will be any adverse effect on its net assets or changes in liquidation should it not sustain its status as a real estate investment trust for 1995.

        At December 31, 1995 the Company's tax basis in its demand loans was $36,559,875 compared to its book basis of $12,092,875 and its tax basis in interest receivable related to demand loans was $467,903 compared to its book basis of $0. Also, at December 31, 1995 the Company had a book reserve for collateral protection costs in the amount of $222,510, the tax basis in this liability was $0. These differences are related to reserves recorded during 1995 which are not currently deductible for tax purposes. At December 31, 1994 there were no material differences between the Company's book and tax bases in its assets and liabilities.


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

           No assessment of the outcome of this action or the amount or range of any loss that might be incurred by the Company can be made at this time. However, the Company intends to defend against the charges. Pursuant to the Company's by-laws and Delaware law, the Company will advance CBH's, MMH's, CRH's, GH's, DDL's and JRY's costs of defense in this matter. No estimates can reasonably be made at this time of the costs of defense of the Company, CBH, MMH, CRH, GH, DDL and JRY.

           In June 1995, two derivative actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County, "Alpert v. Hemmeter et al., Doc. No. 14389," and "Frank, et al. v. Hemmeter et al.," Doc No. 14413. The Company is a nominal defendant in each of these cases. The defendants in both cases are CBH, MMH, DDL and JRY. The complaints purport to allege that the officers and directors breached their fiduciary duties to the Company, wasted Company assets and that CBH stood in a conflict of interest position. The complaints have now been consolidated. The defendants have moved to dismiss the consolidated derivative action for failure to comply with the requirements of Delaware law. Pursuant to the Company's by-laws and Delaware law, the Company will advance to the individual defendants their defense costs. No estimate can reasonably be made at this time of the costs of defense. Both complaints pray for unspecified damages.


           The Company is a defendant in litigation pending in the Civil District Court for the Parish of Orleans, State of Louisiana, The Venture International Group v. C.C. Partners Corp., Canadian Pavilion Limited Partnership, Resort Income Investors, Inc., the City of New Orleans and The Ernest N. Morial New Orleans Exhibition Hall Authority,

                         RESORT INCOME INVESTORS, INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.         LITIGTION (CONTINUED)

Case No. 93-870. The plaintiff alleges that the Company, along with the other defendants, caused the plaintiff to sell its rights and interests to certain water-front property located in New Orleans, Louisiana. This property was subject to the loan made by the Company to Canadian Pavilion Limited Partnership. The Company is alleged to have assisted its Affiliated Borrower in obtaining the property for less than 50% of its fair value by providing the financing for the acquisition and failing to timely record its mortgages on the property. The Company has filed a motion to dismiss the complaint for failure to state a claim. The Company and the plaintiff are engaged in active settlement discussions in an attempt to resolve the claims against the Company, however, no assessment of the outcome of this action or the amount or range of any loss that might be incurred by the Company can be made at this time.