Form 10-Q
period 1996-03-31
RESORT INCOME INVESTORS INC
filed 1996-06-04
CIK 837336

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549


                                   FORM 10-Q


         [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares of common stock outstanding as of June 3, 1996:  4,156,000

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         RESORT INCOME INVESTORS, INC.
                STATEMENT OF NET ASSETS IN LIQUIDATION (NOTE 1)
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)





                                                           1996                    1995
 ASSETS
 Interest receivable from
   related parties, net of
   allowance                                              $        ---            $        ---
 Demand loans to related
   parties, net of
   allowances                                               11,329,791              12,092,875
 Cash and cash equivalents                                     872,847                 846,768
 Investment securities at
   market value                                                729,755                 805,834
                                                          ------------            ------------

 Total assets                                               12,932,393              13,745,477
                                                          ------------            ------------
 LIABILITIES
 Accounts payable and
   accrued expenses                                            704,781                 687,793
                                                          ------------            ------------

 NET ASSETS IN
   LIQUIDATION                                            $ 12,227,612            $ 13,057,684
                                                          ============            ============


 The accompanying notes are an integral part of the financial statements.

                         RESORT INCOME INVESTORS, INC.
               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)




                                                            March 31,
                                                              1996
 Net assets in liquidation
   at December 31, 1995                                   $13,057,684

 Interest income on cash and
   cash equivalents                                            28,934

 Loss on investment securities                                (72,191)


 Operating expenses                                          (786,815)

                                                          -----------

 Net assets in liquidation at
   March 31, 1996                                         $12,227,612
                                                          ===========


 The accompanying notes are an integral part of the financial statements.

                         RESORT INCOME INVESTORS, INC.
                            STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)



 REVENUE
 Interest and net fee income
   on mortgage and demand
   loans to related parties                              $  1,887,129
 Interest income from cash and
   cash equivalents and
   investments                                                 26,017
                                                         ------------
 Total Revenue                                              1,913,146
                                                         ------------
 EXPENSES


 Operating expenses                                           143,036
                                                         ------------

 NET INCOME                                              $  1,770,110
                                                         ============
 NET INCOME PER SHARE                                    $       0.43
                                                         ============


 The accompanying notes are an integral part of the financial statements.

                         RESORT INCOME INVESTORS, INC.
                            STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995


 RECONCILIATION OF NET INCOME TO NET CASH
 FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $ 1,770,110
 Changes in operating assets
   and liabilities:
   Interest receivable from
     related parties                                       (1,051,669)
   Prepaid expenses and other                                 (10,203)
   Accounts payable and
     accrued expenses                                          23,862
                                                          -----------
 Net cash provided by
   operating activities                                       732,100
                                                          -----------
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
 Distributions paid to
   Stockholders                                            (1,558,500)
 Loan proceeds received                                       151,000
                                                          -----------

 Net cash used in financing
   activities                                              (1,407,500)
                                                          -----------
 NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                          (675,400)

 CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                        779,298
                                                          -----------
 CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                          $   103,898
                                                          -----------

 The accompanying notes are an integral part of the financial statements.

                         RESORT INCOME INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

Readers of this Resort Income Investors, Inc. quarterly report should refer to its audited financial statements for the year ended December 31, 1995, which are included in Amendment No. 1 to the 1995 Annual Report on Form 10-K/A for Resort Income Investors, Inc. (the "Company"), as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.       OPERATIONS OF THE COMPANY

         The Company was organized on July 20, 1988 as a twelve year, self-liquidating real estate investment trust ("REIT"), as defined under the Internal Revenue Code. The Company was organized for the purpose of enabling shareholders to participate in mortgage loans primarily to affiliates of Christopher B. Hemmeter ("CBH") secured by real property or other qualifying assets owned or to be acquired for the development of luxury destination resorts. During 1991, the Board of Directors amended the Company's general investment strategy such that the Company would primarily make loans secured by real and personal property for the development of gaming related enterprises. As of December 31, 1995, all of the Company's loans had been made to affiliates of the Company or R.I.I. Advisors, the Company's former investment manager, also an affiliate of the Company.

         In late June 1995, CBH then a director and officer of the Company, informed the Company that interest and principal would not be paid when due on demand loans made by the Company to him personally or to entities affiliated with him (the "Affiliated Borrowers"). Further, he informed the Company that he would not be able to make timely payment of such interest and principal on behalf of the Affiliated Borrowers pursuant to guarantees he had made in connection with the Affiliated Borrowers' loans, thereby creating an event of default for each of the loans. The affected loans constitute all of the Company's demand loans, each of which was to a related party, aggregating $36,605,000, of which CBH and his wife, Patricia Hemmeter, were personally the borrowers of $15,000,000, and Affiliated Borrowers were the borrowers of $21,605,000.

         The Board of Directors of the Company announced on June 29, 1995, that it would commence an orderly self-liquidation of the Company's assets over an estimated 24- to 36-month period. The Company also announced a charge to income would be made in the second quarter of 1995 in an amount that, in management's judgment based upon then available information, would reflect the impaired value. The charge included allowances for losses on loans, interest receivable and the reversal of certain accrued interest. The amount of the charge was based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans, and also reflected management's judgments concerning the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest, in light of CBH's inability to perform on his guarantees in a timely manner. In the third and fourth quarter of 1995, the Company continued to evaluate the ability of CBH to perform on his guarantees and the value of collateral underlying the Company's loans and recorded additional charges for estimated losses. The Company's independent directors have assumed responsibility for negotiations with CBH and the Affiliated Borrowers to maximize the Company's recovery of its investment in loans and accrued interest. Based on information provided to the independent directors by CBH and the Affiliated Borrowers, the independent directors reviewed CBH's financial condition, the financial condition of the Affiliated

                         RESORT INCOME INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1996 (CONTINUED)
                                  (UNAUDITED)


1.       OPERATIONS OF THE COMPANY (CONTINUED)

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

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the March 31, 1996 and December 31, 1995 statements of net assets in liquidation and the statement of changes in net assets in liquidation for the period from December 31, 1995 to March 31, 1996 have been presented on the liquidation basis. The March 31, 1996 statement of net assets in liquidation reflects the Company's estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest were based on an analysis of each loan, including valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize from liquidation of its assets could differ materially from the amounts assumed in arriving at the estimates reflected in the March 31, 1996 statement of net assets. The financial statements of the Company as of March 31, 1995 were prepared on the historical cost (going concern) basis.

         The amount ultimately available for distribution to shareholders will depend on a variety of factors in addition to the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of contingent liabilities. The amount distributed will likely differ from the amount of net assets in process of liquidation presented in the March 31, 1996 statement of net assets, and the difference could be material.

         At March 31, 1996, the Company's financial instruments consist of demand loans to related parties, cash and cash equivalents, investment securities, and accounts payable and accrued expenses. These instruments are included in the accompanying statement of net assets in liquidation at their estimated net realizable values. Management believes that the estimated net realizable value of these financial instruments approximates their fair value. The basis for determining these amounts for demand loans is described in
Note 3.  Investment securities fair values are based on market quotes.
Based on the

                         RESORT INCOME INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1996 (CONTINUED)
                                  (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

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

3.       ACCRUED INTEREST AND REVENUE RECOGNITION

         The accrual of interest on the Company's demand loans was discontinued effective June 29, 1995 and all accrued but unpaid interest was reserved when it announced that it would commence an orderly self-liquidation as a result of CBH's acknowledgement that interest and principal would not be paid when due on demand loans made by the Company to him personally or to the Affiliated Borrowers. Once a demand loan has been placed in a non-accrual status, cash collections will be applied to the carrying amount of the loan. However, the Company still intends to pursue its collection of all the principal and interest contractually due from the Affiliated Borrowers including interest of $1,812,890 accrued on the Company's demand loans during the three months ended March 31, 1996 that has not been recognized in the financial statements.

                         RESORT INCOME INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1996 (CONTINUED)
                                  (UNAUDITED)


4.       DEMAND LOANS TO RELATED PARTIES

         Demand loans to related parties include the following:

                                            Carrying                Face                Carrying              Face
 Borrower           Interest Rate/          Amount at        Amount at March 31,   Amount at December      Amount at
                       Maturity             March 31,               1996               31,  1995          December 31,
                                              1996                                                            1995
 CPLP (a)              26.00%
                       Demand             $       ---           $ 2,600,000          $        ---     $ 2,600,000

 Outlaws (b)           11.00%
                       Demand                 605,000             2,205,000               605,000       2,205,000

 MCTC (c)              11.00%
                       Demand               1,824,791             1,824,791             1,854,875       1,854,875

 RCH Investments       18.50%
 (d)                   Demand               7,900,000            12,900,000             7,900,000      12,900,000

 CBH and Patricia      27.00%
  Hemmeter (e)         Demand                     ---            14,267,000               733,000      15,000,000

 HEI (f)               16.00%
                       Demand               1,000,000             2,000,000             1,000,000       2,000,000
                                          -----------           -----------           -----------     -----------

                                          $11,329,791           $35,796,791           $12,092,875     $36,559,875

 Reserve for
 Impairment of
 Loans                                            ---            24,467,000                 ---        24,467,000
                                          -----------           -----------           -----------     -----------

                                          $11,329,791           $11,329,791           $12,092,875     $12,092,875
                                          -----------           -----------           -----------     -----------


[FN] (a) On November 18, 1991, the Company made a demand note to Canadian Pavilion Limited Partnership (CPLP), an affiliate of the Company. The loan is collateralized by a subleasehold interest in the Canadian Pavilion, located in New Orleans, Louisiana, and is personally guaranteed by CBH. The note was modified in 1994 to increase the interest rate. On May 1, 1995, the interest rate on the loan was increased to 26%, the default rate, as a result of a monetary default per the terms of the loan agreement. The balance of the loan as of March 31, 1996 was fully reserved and is currently in default. The loan is on non-accrual status as of March 31, 1996.


[FN] (b) On February 11, 1992, the Company made two demand loans to borrowers collectively known as the Outlaws, an affiliate of the Company. The original amount of the borrowings aggregated $2,300,000. The loans are collateralized by an assignment of the borrowers' partnership interest and a mortgage of the underlying collateral subordinated by a first mortgage in the amount of $2,752,633, and are personally guaranteed by CBH. The note was modified effective November 1, 1995 increasing the principal balance of the loan in the amount of $105,598, the interest rate to 11% and extending the maturity date to February 29, 1996. A charge for impairment of $105,598 was simultaneously

                         RESORT INCOME INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1996 (CONTINUED)
                                  (UNAUDITED)


4.       DEMAND LOANS TO RELATED PARTIES (CONTINUED)


           recorded by the Company due to uncertainty regarding its collectibility. In addition, a charge for impairment in the amount of $1,600,000 was recorded during the fourth quarter of 1995 against the outstanding carrying balance. The loan is on non-accrual status as of March 31, 1996. As of March 31, 1996, no payments have been made by the borrower pursuant to the terms of the notes modified on November 1, 1995.

[FN] (c) On May 12, 1992, the Company made a demand loan in the amount of $900,000 to Mideast China Trading Co. (MCTC) (formerly known as Hemmeter Investment Company), an affiliate of the Company. The loan is collateralized by a subleasehold mortgage in the International Marketplace, located in Honolulu, Hawaii, a collateral assignment in the borrower's interest as sub-sublessor, and is personally guaranteed by CBH. On April 8, 1994, the Company funded an additional $1,000,000 demand loan. Both loans were modified in 1994 to increase the interest rate by "Additional Interest". The note was modified on November 1, 1995 by increasing its basic interest rate to 11%, extending the maturity date to February 29, 1996 and eliminating the Additional Interest. The borrower is current on all payment obligations under the terms of the modified loan agreement; however, interest payments received by the Company during the quarter ended December 31, 1995 and the quarter ended March 31, 1996, $45,125 and $30,084, respectively, were applied against the carrying amount of the loans.

[FN] (d) The loan is collateralized by a second mortgage on a 28-acre parcel of land bordering Simpson Bay Lagoon and the Caribbean Sea on the island of Sint Maarten, Netherlands Antilles (the Property) and is personally guaranteed for $5,900,000 by CBH. The borrower is an affiliate of the Company and is currently investigating the possibility of developing the Property with a joint venture partner. As a result of a monetary default under the terms of the agreement, effective July 1, 1995, the Company exercised its right to increase the interest rate on the loan and any subsequent advances, at the default interest rate of 18.5% per annum. A loss reserve in the amount of $5,000,000 was recorded during the fourth quarter 1995 against the outstanding carrying balance. The loan is on non-accrual status as of March 31, 1996.

[FN] (e) On January 4, 1994, the Company made a demand loan to CBH, in the amount of $12,900,000. In September 1994, an additional $1,100,000 was extended under the loan. The loan was secured by junior mortgages on certain residential properties in Hawaii and California. The loan was modified in 1994 to release the Hawaii residence as collateral effective January 3, 1995 and to increase the interest rate. On May 2, 1995, the Company advanced an additional $1,000,000 to CBH. The interest rate on the additional $1,000,000 is 23% per annum, 10% per annum of which is to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. During 1995, a total allowance of approximately $14,267,000 was recorded against the carrying value of the loan. During February 1996, the Company received approximately $733,000 as a partial repayment of the loan from the sale of the California residences that were collateral of the loan. CBH continues to be liable for the uncollected portion of this loan plus interest on the default rate. The loan is on non-accrual status as of March 31, 1996.

[FN] (f) During the second quarter of 1995, the Company made a loan to Hemmeter Enterprises, Inc. ("HEI") in the amount of $2,000,000. The loan to HEI bears interest at the rate of 12% per annum and is secured by interest in and liens upon certain real and personal property owned by HEI and the personal guaranty of CBH. On November 7, 1995, HEI filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company is in the process of receiving a distribution of new collateral under the court approved plan of reorganization, however, no assurance distribution was received as of March 31, 1996. As a result of a default under the terms of the loan agreement, effective May 1, 1995, the Company exercised its right to increase the interest rate on the loan at the default interest rate of 16% per annum. An allowance for impairment in the amount of $1,000,000 was recorded during the fourth quarter 1995 against the outstanding carrying balance. The loan is on non-accrual status as of March 31, 1996.

                         RESORT INCOME INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1996 (CONTINUED)
                                  (UNAUDITED)


5.         LITIGATION

           On July 3, 1995, a complaint was filed against the Company, CBH, MMH and Deloitte & Touche LLP, the Company's independent auditors, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 an other provisions of Federal law and the rules promulgated by the Securities and Exchange Commission, "Sarnoff
v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665." On August 24,1995, a second suit alleging similar violations was filed in the U.S. District Court for the District of Colorado against each of the defendants in the lawsuit described earlier, as well as Daniel D. Lane, (DDL), Christopher R. Hemmeter (CRH), Gregory Hooper (GH) and John R. Young (JRY), "Contract v. Resort Income Investors, Inc., et al., Doc. No. 95 B. 2184." In November, 1995, the two actions were consolidated. On November 27, 1995, plaintiffs moved to have the consolidated actions certified as a class action for investors who purchased or acquired stock in the Company between March 1, 1993 and June 29, 1995. On December 6, 1995, the plaintiffs filed a consolidated amended complaint seeking to prosecute the suit as a class action. On January 16, 1996, the defendants moved to dismiss the consolidated amended complaint. On February 29, 1996, the defendants filed opposition papers to plaintiff's motion for class certification. The consolidated amended complaint seeks an unspecified amount of actual damages and reimbursement of costs and expenses.

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

           In June 1995, two derivative actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County, "Alpert v. Hemmeter et al., Doc. No. 14839," and "Frank, et al. v. Hemmeter et al.," Doc No. 14413. The Company is a nominal defendant in each of these cases. The defendants in both cases are CBH, MMH, DDL and JRY. The complaints purport to allege that the officers and directors breached their fiduciary duties to the Company, wasted Company assets and that CBH stood in a conflict of interest position. The complaints have now been consolidated. The defendants have moved to dismiss the consolidated derivative action for failure to comply with the requirements of Delaware law. Pursuant to the Company's by-laws and Delaware law, the Company will advance to the individual defendants their defense costs. No estimate can reasonably be made at this time of the costs of defense. Both complaints pray for unspecified damages.

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

                         RESORT INCOME INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 1996 (CONTINUED)
                                  (UNAUDITED)

5.         LITIGATION (CONTINUED)



           The Company is a defendant in litigation pending in the Civil District Court for the Parish of Orleans, State of Louisiana, The Venture International Group v. C.C. Partners Corp., Canadian Pavilion Limited Partnership, Resort Income Investors, Inc., the City of New Orleans and The Ernest N. Morial New Orleans Exhibition Hall Authority, Case No.93-870. The plaintiff alleges that the Company, along with the other defendants, caused the plaintiff to sell its rights and interests to certain waterfront property located in New Orleans, Louisiana. This property was subject to the loan made by the Company to Canadian Pavilion Limited Partnership. The Company is alleged to have assisted its Affiliated Borrower in obtaining the property for less than 50% of its fair value by providing the financing for the acquisition and failing to timely record its mortgages on the property. The Company has filed a motion to dismiss the complaint for failure to state a claim. The Company and the plaintiff are engaged in active settlement discussions in an attempt to resolve the claims against the Company, however, no assessment of the outcome of this action or the amount or range of any loss that might be incurred by the Company can be made at this time.

           In May 1996, a complaint was filed in the Civil District Court for the Parish of Orleans, State of Louisiana, against the Company, its affiliated borrower, Canadian Pavilion Limited Partnership, and the Recorder of Mortgages for Orleans Parish, Louisiana, seeking to cancel the Company's two mortgages secured by a subleasehold interest in the Canadian Pavilion, located in New Orleans, Louisiana, owned by the Canadian Pavilion Limited Partnership, captioned "City of New Orleans and Ernest N. Morial New Orleans Exhibition Hall Authority v. Michael P. McCrossen, Canadian Pavilion Limited Partnership and Resort Income Investors, Inc." Management of the Company is currently reviewing this complaint, however, due to the recent filing date of the lawsuit, no assessment of the outcome of this action or the amount or range of any loss that might be incurred by the Company can be made at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



GENERAL

           The Company was organized in 1988 as a 12-year, self-liquidating real estate investment trust (REIT) to primarily make loans to affiliates of the Company. As a REIT, the Company is required to maintain a certain level of its assets in REIT-qualifying assets, including loans secured by real estate. The Company must also meet other requirements related to the source of its income and distributions with stockholders. The Company believes that it has been and is in compliance with all provisions necessary for it to maintain its REIT status.

LIQUIDITY AND CAPITAL RESOURCES

           As of March 31, 1996, the Company had six temporary investments outstanding with carrying values totalling $11,329,791. Each of these temporary mortgage loan investments, the status of which are described below, were declared in default during 1995. Since June 30, 1995, the Affiliated Borrower of the Waikiki and Waikiki II loans (collectively, the Mideast China Trading Company ("MCTC") Loans), with a combined principal balance of $1,900,000 have made interest payments, in December 1995 of $45,125 and payments during the quarter ended March 31, 1996, in the amount of $30,084. The Company has applied the $75,209 of interest payments received against the carrying amount of the loan. No payments have been received on any of the Company's other loans subsequent to the announcement on June 29, 1995 of the Company's plan to commence an orderly self-liquidation.

           The Company will not make any new loans, however, the Company has advanced and may continue to advance funds to the Affiliated Borrowers to the extent deemed necessary to protect the Company's position in the underlying collateral. As of March 31, 1996, the Company has advanced approximately $711,019 to the Affiliated Borrowers in an effort to protect the Company's collateral positions. The Company will consider making distributions to Stockholders during the course of the liquidation process, although the amount and timing of such distributions are not predictable. However, as a result of the uncertainty caused by the lawsuits described in Part II, the Company determined that no periodic liquidating distributions will be made to the Stockholders of the Company. The Company reevaluates this position on an ongoing basis. The Company believes that it will not be required to make distributions in the near term to maintain its status as a REIT. Although reserves have been established and expenses incurred regarding the protection of its loan collateral, it is the Company's intent to pursue collection of these costs as incurred. The statement of net assets reflects the Company's best estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest are based on an analysis of each loan by both the Directors and Coopers & Lybrand, as well as valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimates reflected in the March 31, 1996 statement of net assets.

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

           The Company loaned $12,900,000 (the "Sint Maarten Loan") to R.C.H. Investments, N.V., an affiliate of the Investment Manager (the "Sint Maarten Borrower"), which was secured by a second mortgage on a 28-acre site on the island of Sint Maarten in the Netherlands Antilles (the "Sint Maarten Property"). This loan matured on May 7, 1992. On May 12, 1992, the Company agreed to make a new loan to the Sint Maarten Borrower in the amount of $12,900,000 (the "New Sint Maarten Loan") to replace the Sint Maarten Loan.
The New Sint Maarten Loan had an original term of approximately 12 months, and was scheduled to mature on May 7, 1993. The New Sint Maarten Loan was extended by the Company for 30 days at which time it was replaced with a temporary investment in the amount of $12,900,000 which was to mature on the earlier of demand or June 7, 1994. The New Sint Maarten Loan was further extended on June 7, 1994 to mature on the earlier of demand or December 31, 1994 in consideration for which the interest rate was increased from 14% to 14.5%, payable quarterly in arrears. In December 1994, the Sint Maarten Borrower transferred its interests in the Sint Maarten Property and the attendant obligation related to the New Sint Maarten Loan to R.C.H. Investments, L.L.C., a Delaware limited liability company, whose constituent members are the shareholders of the Sint Maarten Borrower (the "New Sint Maarten Borrower").
On December 29, 1994, the New Sint Maarten Borrower received an extension of the New Sint Maarten Loan to June 30, 1995 and the demand feature was withdrawn in consideration for which the interest rate could be increased prior to maturity at the option of the Company. Due to the inability of the Affiliated Borrower, as well as CBH in his capacity as the guarantor of the New Sint Maarten Loan, to fulfill their obligations under the terms of the New Sint Maarten Loan, the Company converted the New Sint Maarten Loan to a demand loan on June 30, 1995, the date the New Sint Maarten Loan was scheduled to mature.

           The Sint Maarten Property also secures a first mortgage in the principal amount of $4,000,000 in favor of a lender unaffiliated with the Affiliated Borrowers. Interest payments due the senior lender subsequent to June 30, 1995 and through December 31, 1995, in the amount of approximately $354,000 were funded by the Company and charged against the $1,250,000 provided for by the Company to protect the collateral positions on the Company's various loans. The senior encumbrance matured on December 31, 1995. However, the Affiliated Borrower has requested an extension of the loan from the senior lender. The senior lender and the Affiliated Borrower continue discussions regarding the senior loan, however, to date, the senior lender has taken no action regarding the maturing of the first mortgage.

           The New Sint Maarten Borrower is currently negotiating a proposed transaction with a major hospitality company for a hotel and time share development on the Sint Maarten Property. The preliminary structure of the proposed transaction would be for the Company and the New Sint Maarten Borrower to form a joint venture which would become a partner in a new entity which would also include the major hospitality company, a construction company and an equity investor as the other partners. The joint venture with the New Sint Maarten Borrower would contribute the property free and clear of the Company's New Sint Maarten Loan and CBH's resort development expertise to the new partnership. The other three parties would contribute approximately $15,000,000 in new equity to the transaction. An exclusive 90 day period was granted to complete due diligence by all parties, which period recently

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


expired. Based upon a market study prepared by an independent third party, the New Sint Maarten Loan could be fully repaid over a period in excess of five years if various assumptions are realized, of which no assurances can be given. The New Sint Maarten Loan had an outstanding balance $15,799,832, as of March 31, 1996, including accrued interest of $2,312,449 and $587,383 of additional advances to preserve the collateral. Based upon the results of an appraisal prepared by an independent third party, the current carrying value of the New Sint Maarten Loan is $7,900,000 after a $5,000,000 reserve for impairment of value was recorded against the loan during the quarter ended December 31, 1995.

           The Company made a loan to Canadian Pavilion Limited Partnership, an affiliate of the Investment Manager (the "Canadian Pavilion Borrower"), in the amount of $2,600,000 (the "Canadian Pavilion Loan"), on or about November 19, 1991. The proceeds of the Canadian Pavilion Loan were applied as follows:
$1,000,000 to purchase the $2,900,000 of defaulted mortgages and notes encumbering the subleasehold interest in the Canadian Pavilion and approximately $800,000 was advanced to an affiliate of the Canadian Pavilion Borrower for it to purchase the subleasehold interest from a third party. The remaining $800,000 was used to provide working capital to the Canadian Pavilion Borrower. Immediately after the closing of the Canadian Pavilion Loan, the interest of this third party was transferred to the Canadian Pavilion Borrower. The Canadian Pavilion is a wharf-front property on the Mississippi River in downtown New Orleans. It is part of the International Pavilion which was erected as an exhibition hall for the 1984 World's Fair. The Canadian Pavilion Loan originally bore interest at 9-1/2% per annum, payable quarterly in arrears and was to mature on the earlier of demand or November 19, 1992. The Company extended the maturity of the Canadian Pavilion Loan on a number of occasions. On May 18, 1994, the loan was again extended to the earlier of demand or December 31, 1994 and the interest rate was increased from 9.5% to 10.5% per annum, payable quarterly in arrears. On December 7, 1994, the terms of the loan were further modified to increase the interest rate to 22% per annum, 11.5% of which accrued and was payable when the Canadian Pavilion Loan was retired. In addition, this modification provided that the demand feature be removed from the loan so that the loan could not be called prior to December 31, 1994. On December 16, 1994, the maturity date of the Canadian Pavilion Loan was further extended by the Company to June 30, 1995. On June 30, 1995, the Company ceased accruing interest on the Canadian Pavilion Loan and converted it to a demand loan. In addition, the Company made additional advances to the Canadian Pavilion Borrower to preserve the underlying collateral in the amount of approximately $113,000 subsequent to June 30, 1995.

           During the third quarter of 1995, negotiations by and between various governmental agencies, the former owner of the Canadian Pavilion and the Canadian Pavilion Borrower proved unsuccessful and the Canadian Pavilion Borrower received a termination letter regarding its lease from the New Orleans Exhibition Hall Authority ("NOEHA"). After receipt of the NOEHA letter, the Company had numerous discussions with representatives of the Canadian Pavilion Borrower and its counsel in New Orleans and real estate professionals located in New Orleans. After considering the input of these various parties, as well as the lack of acceptance of riverboat gaming in the downtown New Orleans area and the poor performance of the temporary land-based casino in New Orleans, the Company concluded that the value of the property securing the loan to the Canadian Pavilion Borrower had been significantly reduced. Furthermore, certain ongoing financial obligations of the Canadian

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

           The Company has also been named as a defendant in two lawsuits, one of which was brought by the entity which sold the property to the Canadian Pavilion Borrower under a lender liability theory and the second lawsuit was brought by the City of New Orleans and NOEHA demanding that the Company's mortgages memorializing the Canadian Pavilion Loan be removed. The Company is currently in negotiations with the plaintiffs to settle these matters.

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

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


the operating deficits which usually occur in the winter due to the weather conditions which hinder ingress and egress to the casinos located in Black Hawk, Colorado. The Company was also advised that the October mortgage payment on the senior encumbrance secured by the Crook Parcel was not made and that the Outlaws Borrower is in negotiations with the senior lender to revise the terms of the loan. In addition, these representatives informed the Company that they were developing a marketing plan for the Outlaws Casino which would appeal to local patrons who do not desire to game in a large casino. In addition, the Company was advised that a potential sale of the Outlaws Casino would need to be deferred until spring of 1996.

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

           As of March 31, 1996, the outstanding loan balances, including interest, were $1,753,428 for the Crook Loan and $663,016 for the Hudspeth Loan. The C&L report to the Company concluded that the market value of the fee simple interest in the Outlaws Casino was $2,500,000. As of December 31, 1995, the senior encumbrance on the Crook Parcel was $2,752,633. Therefore, the Company set up a reserve for the entire $1,600,000 of the Crook Loan. No reserve was taken by the Company against the Hudspeth Loan since there was no senior encumbrance and such loan was secured by the parking facility and not the Outlaws Casino.

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

           The Company modified the terms of the two Waikiki Loans on November 1, 1995 so as to require the Waikiki Borrower to make monthly payments of $15,042 with interest accruing at a rate of 11% per annum. As of March 31, 1996, the combined outstanding principal balances were $1,824,791. C&L appraised the subleasehold interest at International Marketplace at $2,510,000 at December 31, 1995. In light of this recent valuation, the Company has not set up a reserve for the principal amount of the Waikiki Loans.

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

           On April 25, 1995, the Company made a loan to Hemmeter Enterprises, Inc., an affiliate of the Investment Manager ("HEI"), in the amount of $1,000,000, bearing interest at the rate of 12% per annum, payable quarterly in arrears, and due on demand (the "HEI Loan"). HEI, either directly or through affiliated entities, was in the business of developing, owning and operating gaming and related entertainment facilities. HEI was a one-third partner in the partnership attempting to develop the sole land-based casino in New Orleans, Louisiana, and a 50% partner in a joint venture which developed and operated a riverboat gaming project in New Orleans. In addition, HEI developed, owned and operated two of the largest casinos in Colorado. The proceeds of the HEI Loan were utilized by HEI for working capital purposes and were secured by the guaranty of CBH.

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

           As of March 31, 1996, the Company had approximately $1,602,602 in cash and cash equivalents and investments at market value.

           Management of the Company continues to analyze the Company's loan portfolio and is monitoring the activities of its borrowers with a view towards maximizing the recovery of each of its loans, and in an effort to enhance Stockholder value.

RESULTS OF OPERATIONS

           Net assets in liquidation decreased from a balance of $13,057,684 at December 31, 1995 to a balance of $12,227,612 at March 31, 1996.
The decrease resulted primarily from operating expenses.

           Total revenue for the first quarter of 1996 was $28,934 as compared to $1,913,146 for the first of 1995. The decrease is due to the non-accrual of interest income on the demand loan portfolio during the first quarter of 1996.

           Operating expenses for the quarter ended March 31, 1996 were $786,815 as compared to $143,036 for the quarter ended March 31, 1996. This increase was due to increased legal fees and liquidation costs related to the announcement of the Company's self-liquidation and the litigation as discussed in Part II, Item 1.

                          PART II.  OTHER INFORMATION

ITEM 1.  LITIGATION

           On July 3, 1995, a complaint was filed against the Company, CBH, MMH and Deloitte & Touche LLP, the Company's independent auditors, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 an other provisions of Federal law and the rules promulgated by the Securities and Exchange Commission, "Sarnoff
v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665."  On August
24, 1995, a second suit alleging similar violations was filed in the U.S. District Court for the District of Colorado against each of the defendants in the lawsuit described earlier, as well as Daniel D. Lane, (DDL), Christopher R. Hemmeter (CRH), Gregory Hooper (GH) and John R. Young (JRY), "Contract v. Resort Income Investors, Inc., et al., Doc. No. 95 B. 2184." In November, 1995, the two actions were consolidated. On November 27, 1995, plaintiffs moved to have the consolidated actions certified as a class action for investors who purchased or acquired stock in the Company between March 1, 1993 and June 29, 1995. On December 6, 1995, the plaintiffs filed a consolidated amended complaint seeking to prosecute the suit as a class action. On January 16, 1996, the defendants moved to dismiss the consolidated amended complaint. On February 29, 1996, the defendants filed opposition papers to plaintiff's motion for class certification. The consolidated amended complaint seeks an unspecified amount of actual damages and reimbursement of costs and expenses.

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

           In June 1995, two derivative actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County, "Alpert v. Hemmeter et al., Doc. No. 14839," and "Frank, et al. v. Hemmeter et al.," Doc No. 14413. The Company is a nominal defendant in each of these cases. The defendants in both cases are CBH, MMH, DDL and JRY. The complaints purport to allege that the officers and directors breached their fiduciary duties to the Company, wasted Company assets and that CBH stood in a conflict of interest position. The complaints have now been consolidated. The defendants have moved to dismiss the consolidated derivative action for failure to comply with the requirements of Delaware law. Pursuant to the Company's by-laws and Delaware law, the Company will advance to the individual defendants their defense costs. No estimate can reasonably be made at this time of the costs of defense. Both complaints pray for unspecified damages.

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

           The Company is a defendant in litigation pending in the Civil District Court for the Parish of Orleans, State of Louisiana, The Venture International Group v. C.C. Partners Corp., Canadian Pavilion Limited Partnership, Resort

Income Investors, Inc., the City of New Orleans and The Ernest N. Morial New Orleans Exhibition Hall Authority, Case No.93-870. The plaintiff alleges that the Company, along with the other defendants, caused the plaintiff to sell its rights and interests to certain waterfront property located in New Orleans, Louisiana. This property was subject to the loan made by the Company to Canadian Pavilion Limited Partnership. The Company is alleged to have assisted its Affiliated Borrower in obtaining the property for less than 50% of its fair value by providing the financing for the acquisition and failing to timely record its mortgages on the property. The Company has filed a motion to dismiss the complaint for failure to state a claim. The Company and the plaintiff are engaged in active settlement discussions in an attempt to resolve the claims against the Company, however, no assessment of the outcome of this action or the amount or range of any loss that might be incurred by the Company can be made at this time.

           In May 1996, a complaint was filed in the Civil District Court for the Parish of Orleans, State of Louisiana, against the Company, its affiliated borrower, Canadian Pavilion Limited Partnership, and the Recorder of Mortgages for Orleans Parish, Louisiana, seeking to cancel the Company's two mortgages secured by a subleasehold interest in the Canadian Pavilion, located in New Orleans, Louisiana, owned by the Canadian Pavilion Limited Partnership, captioned "City of New Orleans and Ernest N. Morial New Orleans Exhibition Hall Authority v. Michael P. McCrossen, Canadian Pavilion Limited Partnership and Resort Income Investors, Inc." Management of the Company is currently reviewing this complaint, however, due to the recent filing date of the lawsuit, no assessment of the outcome of this action or the amount or range of any loss that might be incurred by the Company can be made at this time.

           In May 1996, a complaint was filed in the Civil District Court for the Parish of Orleans, State of Louisiana, against the Company, its affiliated borrower, Canadian Pavilion Limited Partnership, and the Recorder of Mortgages for Orleans Parish, Louisiana, seeking to cancel the Company's two mortgages secured by a subleasehold interest in the Canadian Pavilion, located in New Orleans, Louisiana, owned by the Canadian Pavilion Limited Partnership, captioned "City of New Orleans and Ernest N. Morial New Orleans Exhibition Hall Authority v. Michael P. McCrossen, Canadian Pavilion Limited Partnership and Resort Income Investors, Inc." Management of the Company is currently reviewing this complaint, however, due to the recent filing date of the lawsuit, no assessment of the outcome of this action or the amount or range of any loss that might be incurred by the Company can be made at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following exhibits are incorporated by reference from the Company's Registration Statement on Form S-11 (File No. 33-23521), referencing the exhibit numbers used in such Registration Statement.

       Exhibit Number              Description

             3.(a)                 Restated Certificate on Incorporation
             3.(b)                 Amended and Restated By-Laws

       (b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the first quarter of 1996:

             Date                  Items Report

          March 25, 1996           5


           Items 2, 3, 4 and 5 of Part II are omitted because of the absence of conditions under which they are required.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 4, 1996                      RESORT INCOME INVESTORS, INC.
                                         (Registrant)

                                         By:  /s/ John R. Young

                                         John R. Young
                                         Chief Executive Officer, President and
                                         Chief Financial Officer




                                         By:/s/ Daniel D. Lane

                                         Daniel D. Lane
                                         Director, Secretary,
                                         Treasurer and Chief
                                         Accounting Officer