Form 10-Q
period 1996-06-30
RESORT INCOME INVESTORS INC
filed 1996-08-19
CIK 837336

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q


         ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996


                                       OR

         (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                         Commission File Number  1-10084

                          RESORT INCOME INVESTORS, INC.
             (Exact name of Registrant as specified in its Charter)



           Delaware                                            36-3593298
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


150 South Wacker Drive, Chicago, Illinois                          60606
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (312) 683-3323



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X  .  NO     .

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares of common stock outstanding as of August 12, 1996: 4,156,000


                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          RESORT INCOME INVESTORS, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                   (UNAUDITED)





                                         1996                  1995
 ASSETS
 Interest receivable from
   related parties,net of
   allowance                            $      ---           $      ---
 Demand loans to related
   parties, net of
   allowances                             10,329,791           12,092,875
 Note receivable                             565,600                ---
 Cash and cash equivalents                 1,000,250              846,768

 Investment securities at
   market value                              403,994              805,834
                                        ------------         ------------
 Total assets                             12,299,635           13,745,477
                                        ------------         ------------
 LIABILITIES
 Accounts payable and
   accrued expenses                          619,625              687,793
                                        ------------         ------------


 NET ASSETS IN LIQUIDATION              $ 11,680,010         $ 13,057,684
                                        ============         ============


The accompanying notes are an integral part of the financial statements.

                          RESORT INCOME INVESTORS, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)






 Net assets in liquidation
   at December 31, 1995                          $13,057,684

 Interest income on cash and
   cash equivalents                                   59,963

 Loss on investment securities                      (147,285)

 Operating expenses                               (1,290,352)

                                                 -----------

 Net assets in liquidation at
   June 30, 1996                                 $11,680,010
                                                 ===========




The accompanying notes are an integral part of the financial statements.

                          RESORT INCOME INVESTORS, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)






 Net assets in liquidation
   at March 31, 1996                                  $12,227,612
 Interest income on cash and
   cash equivalents                                        31,029

 Loss on investment securities                            (75,094)

 Operating expenses                                      (503,537)

                                                      -----------

 Net assets in liquidation at
   June 30, 1996                                      $11,680,010
                                                      ===========


The accompanying notes are an integral part of the financial statements.

                          RESORT INCOME INVESTORS, INC.
                             STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)



 REVENUES
 Interest and net fee income on
   mortgage and demand loans                         $ 1,543,635
 Interest income on cash and cash
   equivalents                                            85,983
                                                     -----------
 Total Revenue                                         1,629,618
                                                     -----------
 EXPENSES
 Allowance for impairment of
   investment in loans and
   accrued interest and provisions
   for collateral protection costs                    11,617,903
 Operating expenses                                      610,023
 Loss on investment securities                           251,250
                                                     -----------
 Total Expenses                                       12,479,176
                                                     -----------
 NET LOSS                                             10,849,558
                                                     ===========

 NET LOSS PER SHARE                                  $     (2.61)
                                                     ===========


The accompanying notes are an integral part of the financial statements.

                          RESORT INCOME INVESTORS, INC.
                             STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)



 REVENUES

 Interest and net fee income on
   mortgage and demand loans                         $  (343,494)
 Interest income on cash and cash
   equivalents                                            59,966
                                                     -----------
 Total Revenue (Expense)                                (283,528)
                                                     -----------
 EXPENSES
 Allowance for impairment
   of investment in loans
   and accrued interest and
   provisions for collateral
   protection costs                                   11,617,903
 Operating expenses                                      466,987
 Loss on investment securities                           251,250
                                                     -----------
 Total Expenses                                       12,336,140
                                                     -----------
 NET LOSS                                            (12,619,668)
                                                     ===========


 NET LOSS PER SHARE                                  $     (3.04)
                                                     ===========



The accompanying notes are an integral part of the financial statements.



                          RESORT INCOME INVESTORS, INC.
                             STATEMENT OF CASH FLOWS
                              (GOING CONCERN BASIS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)

 RECONCILIATION OF NET LOSS TO NET CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net loss                                                $(10,849,558)
 Allowances for impairment of
   investment in loans and accrued
   interest and provision for
   collateral protection costs                             11,617,903
 Loss on investment securities                                251,250
 Changes in operating assets and
   liabilities:
   Interest receivable                                        765,171
   Prepaid expenses and other                                  (3,793)
 Accounts payable and accrued expenses                         48,583
                                                         ------------
 Net cash provided by investing activities                  1,829,556
                                                         ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Demand loans funded                                       (3,000,000)
 Proceeds of loan sale                                      6,250,000
                                                         ------------

 Net cash provided by investing activities                  3,250,000
                                                         ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Distribution paid to stockholders                          3,117,000
                                                         ------------
 Net cash used in financing activities                      3,117,000
                                                         ------------
 NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                         1,962,556

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                       779,298
                                                         ------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                        $  2,741,854
                                                         ============

The accompanying notes are an integral part of the financial statements.


                          RESORT INCOME INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

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

1.    OPERATIONS OF THE COMPANY

      The Company was organized on July 20, 1988 as a twelve year, self-liquidating real estate investment trust ("REIT"), as defined under the Internal Revenue Code. The Company was organized for the purpose of enabling stockholders to participate in mortgage loans primarily to affiliates of Christopher B. Hemmeter ("CBH") secured by real property or other qualifying assets owned or to be acquired for the development of luxury destination resorts. During 1991, the Board of Directors amended the Company's general investment strategy such that the Company would primarily make loans secured by real and personal property for the development of gaming related enterprises.
As of December 31, 1995, all of the Company's loans had been made to affiliates of the Company or R.I.I. Advisors, the Company's former investment manager, also an affiliate of the Company.

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

2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the June 30, 1996 and December 31, 1995 statements of net assets in liquidation and the statement of changes in net assets in liquidation for the period from December 31, 1995 to June 30, 1996 have been presented on the liquidation basis. The June 30, 1996 statement of net assets in liquidation reflects the Company's estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest were based on an analysis of each loan, including valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize from liquidation of its assets could differ materially from the amounts assumed in arriving at the estimates reflected in the June 30, 1996 statement of net assets. The financial statements of the Company as of June 30, 1995 were prepared on the historical cost (going concern) basis.

      The amount ultimately available for distribution to stockholders will depend on a variety of factors in addition to the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of contingent liabilities. The amount distributed will likely differ from the amount of net assets in process of liquidation presented in the June 30, 1996 statement of net assets, and the difference could be material.

      At June 30, 1996, the Company's financial instruments consist of demand loans to related parties, note receivable, cash and cash equivalents, investment securities, and accounts payable and accrued expenses. These instruments are included in the accompanying statement of net assets in liquidation at their estimated net realizable values. Management believes that the estimated net realizable value of these financial instruments approximates their fair value. The basis for determining these amounts for demand loans is described in Note 3. Based on the nature and terms of accounts payable and accrued expenses, face amounts represent fair value.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited interim financial statements of the Company reflect all adjustments which are, in the opinion of management of the Company, necessary to a fair statement of the results for the interim periods presented.

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

4.    NOTE RECEIVABLE AND INVESTMENT SECURITIES

      On May 13, 1995, the Company agreed to provide Hemmeter Enterprises, Inc. ("HEI") with a senior bank facility in the amount of $4,000,000 (the "HEI Loan"). The HEI Loan was collateralized pari passu by deeds of trust for real properties located in Central City and Black Hawk, Colorado, a second mortgage on the property securing the Company's Canadian Pavilion Loan and a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI"), an affiliate of HEI. The HEI Loan was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and CBH. On June 30, 1995, the Company decided that it would not advance any additional sums to HEI under the terms of the HEI Loan. During the fourth quarter of 1995, HEI and GPRI both filed for protection under Chapter 11 of the United States Bankruptcy Code. As of December 31, 1995, the Company had recorded a valuation allowance in the amount of $1,000,000 against the carrying value of the HEI Loan. The plans of reorganization of HEI and GPRI, were approved by the bankruptcy courts and the Company received in June 1996 in satisfaction of the HEI Loan the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming"); (ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." In addition, the Company is also entitled to receive a small number of warrants of Casino America, Inc., the exact number has not yet been determined. The Company has accorded no value to the warrants as of June 30, 1996.

      On June 7, 1996, the Company received 60, 170 shares of common stock of Colorado Gaming pursuant to the bankruptcy settlement. Based upon information received from an independent third party market specialist in non-publicly traded stock such as Colorado Gaming, its market value at June 30, 1996 is estimated to be approximately $3.00 per share. The Company has recorded its ownership interest in these shares as investment securities valued at $180,510 as of June 30, 1996. In addition the Company received 27,089 shares of common stock of Casino America, Inc. which was initially quoted at $9.375 per share and recorded as an investment securities in the amount of $253,824. At June 30, 1996, the Company recorded a market adjustment for a loss on investment securities in the amount of $30,340 regarding the Casino America, Inc. stock as a result of a decrease in its share price to $8.25. As of June 30, 1996, the Company had estimated the net realizable value of the note receivable from Colorado Gaming to be $565,600. In addition, the Company did not recorded interest income pursuant to the terms of the Colorado Gaming note due to various uncertainties regarding the financial wherewithal of Colorado Gaming. As a result of the HEI bankruptcy settlement and the subsequent valuation of the above instruments received, the Company recorded an allowance for losses on demand loans in the amount of $66 as of June 30, 1996 which was included in other operating expenses of the Company.


5.    DEMAND LOANS TO RELATED PARTIES

      Demand loans to related parties include the following:


                                        Carrying              Face              Carrying              Face
                      Interest          Amount at           Amount at           Amount at           Amount at
                        Rate/            June 30,           June 30,          December 31,        December 31,
 Borrower             Maturity            1996                1996                1995                1995

 CPLP (a)          26.00%
                   Demand                 $     ---           $ 2,600,000          $     ---          $ 2,600,000
 Outlaws (b)       11.00%
                   Demand                     605,000           2,205,000              605,000          2,205,000
 MCTC (c)          11.00%
                   Demand                   1,824,791           1,824,791            1,854,875          1,854,875

 RCH Investments   18.50%
 (d)               Demand                   7,900,000          12,900,000            7,900,000         12,900,000
 CBH and Patricia  27.00%
  Hemmeter (e)     Demand                        ---           14,267,000              733,000         15,000,000
 HEI (f)           16.00%
                   Demand                        ---                ---              1,000,000          2,000,000
                                          -----------         -----------          -----------        -----------

                                          $10,329,791         $33,796,791          $12,092,875        $36,559,875
 Reserve for
 Impairment of
 Loans                                          ---            23,467,000                ---           24,467,000
                                          -----------         -----------          -----------        -----------
                                          $10,329,791         $10,329,791          $12,092,875        $12,092,875
                                          ===========         ===========          ===========        ===========



     (a)    On November 18, 1991, the Company made a demand note to Canadian
            Pavilion Limited Partnership (CPLP), an affiliate of the Company. The loan is collateralized by a subleasehold interest in the Canadian Pavilion, located in New Orleans, Louisiana, and is personally guaranteed by CBH. The note was modified in 1994 to increase the interest rate. On May 1, 1995, the interest rate on the loan was increased to 26%, the default rate, as a result of a monetary default per the terms of the loan agreement. The balance of the loan as of June 30, 1996 was fully reserved and is currently in default. The loan is on non-accrual status as of June 30, 1996.

     (b)    On February 11, 1992, the Company made two demand loans to borrowers collectively known as the Outlaws, an affiliate of the Company. The original amount of the borrowings aggregated $2,300,000. The loans are collateralized by an assignment of the borrowers' partnership interest and a mortgage of the underlying collateral subordinated by a first mortgage in the amount of $2,752,633, and are personally guaranteed by CBH. The note was modified effective November 1, 1995 increasing the principal balance of the loan in the amount of $105,598, the interest rate to 11% and extending the maturity date to February 29, 1996. A charge for impairment of $105,598 was simultaneously recorded by the Company due to uncertainty regarding its collectibility. In addition, a charge for impairment in the amount of $1,600,000 was recorded during the fourth quarter of 1995 against the outstanding carrying balance. The loan is on non-accrual status as of June 30, 1996. As of June 30, 1996, no payments have been made by the borrower pursuant to the terms of the notes modified on November 1, 1995.

     (c)    On May 12, 1992, the Company made a demand loan in the amount of
            $900,000 to Mideast China Trading Co. (MCTC) (formerly known as Hemmeter Investment Company), an affiliate of the Company. The loan is collateralized by a subleasehold mortgage in the International Marketplace, located in Honolulu, Hawaii, a collateral assignment in the borrower's interest as sub-sublessor, and is personally guaranteed by CBH. On April 8, 1994, the Company funded an additional $1,000,000 demand loan. Both loans were modified in 1994 to increase the interest rate by "Additional Interest". The note was modified on November 1, 1995 by increasing its basic interest rate to 11%, extending the maturity date to February 29, 1996 and eliminating the Additional Interest. Interest payments received by the Company during the quarter ended December 31, 1995 and the quarter ended March 31, 1996, $45,125 and $30,084, respectively, were applied against the carrying amount of the loans. However, the borrower did not make any payment under the terms of the modified loan agreement during the quarter ended June 30, 1996.

     (d)    The loan is collateralized by a second mortgage on a 28-acre parcel of land bordering Simpson Bay Lagoon and the Caribbean Sea on the island of Sint Maarten, Netherlands Antilles (the Property) and is personally guaranteed for $5,900,000 by CBH. The borrower is an affiliate of the Company and is currently investigating the possibility of developing the Property with a joint venture partner. As a result of a monetary default under the terms of the agreement, effective July 1, 1995, the Company exercised its right to increase the interest rate on the loan and any subsequent advances, at the default interest rate of 18.5% per annum. A loss reserve in the amount of $5,000,000 was recorded during the fourth quarter 1995 against the outstanding carrying balance. The loan is on non-accrual status as of June 30, 1996.

     (e)    On January 4, 1994, the Company made a demand loan to CBH, in the amount of $12,900,000. In September 1994, an additional $1,100,000 was extended under the loan. The loan was secured by junior mortgages on certain residential properties in Hawaii and California. The loan was modified in 1994 to release the Hawaii residence as collateral effective January 3, 1995 and to increase the interest rate. On May 2, 1995, the Company advanced an additional $1,000,000 to CBH. The interest rate on the additional $1,000,000 is 23% per annum, 10% per annum of which is to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. During 1995, a total allowance of approximately $14,267,000 was recorded against the carrying value of the loan. During February 1996, the Company received approximately $733,000 as a partial repayment of the loan from the sale of the California residences that were collateral of the loan. CBH continues to be liable for the uncollected portion of this loan plus interest on the default rate. The loan is on non-accrual status as of June 30, 1996.

     (f)    During the second quarter of 1995, the Company funded a loan to HEI in the amount of $2,000,000. The HEI Loan to bore interest at the rate of 12% per annum and was secured by, among other things, interests in and liens upon certain real and personal property owned by HEI and its affiliates and the personal guaranty of CBH. On November 7, 1995, HEI filed for protection under Chapter 11 of the United States Bankruptcy Code. The plans of reorganization of HEI and GPRI were approved by the bankruptcy courts and the Company received in June 1996 in satisfaction of its loan the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming"); (ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." In addition, the Company is also entitled to receive a small number of warrants of Casino America, Inc., the exact number has not yet been determined.



6.      LITIGATION

        On July 3, 1995, a complaint was filed against the Company, CBH, MMH and Deloitte & Touche LLP, the Company's independent auditors, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 an other provisions of Federal law and the rules promulgated by the Securities and Exchange Commission, "Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665." On August 24,1995, a second suit alleging similar violations was filed in the U.S. District Court for the District of Colorado against each of the defendants in the lawsuit described earlier, as well as Daniel D. Lane, (DDL), Christopher R. Hemmeter
(CRH), Gregory Hooper (GH) and John R. Young (JRY), "Contract v. Resort Income Investors,Inc., et al., Doc. No. 95 B. 2184." In November, 1995, the two actions were consolidated. On November 27, 1995, plaintiffs moved to have the consolidated actions certified as a class action for investors who purchased or acquired stock in the Company between March 1, 1993 and June 29, 1995. On December 6, 1995, the plaintiffs filed a consolidated amended complaint seeking to prosecute the suit as a class action. On January 16, 1996, the defendants moved to dismiss the consolidated amended complaint. On February 29, 1996, the defendants filed opposition papers to plaintiff's motion for class certification. The consolidated amended complaint seeks an unspecified amount of actual damages and reimbursement of costs and expenses.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS


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

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1996, the Company had six temporary investments outstanding with carrying values totalling $11,329,791. Each of these temporary mortgage loan investments, the status of which are described below, were declared in default during 1995. Since June 30, 1995, the Affiliated Borrower of the Waikiki and Waikiki II loans (collectively, the Mideast China Trading Company ("MCTC") Loans), such loans having a combined principal balance of $1,900,000, made interest payments in December 1995 of $45,125 and during the quarter ended March 31, 1996, in the amount of $30,084. The Company has applied the $75,209 of interest payments received against the carrying amount of the loan. The Company did not receive any additional interest payments on the MCTC Loans during the quarter ended June 30, 1996, nor has the Company received any payments on any of the Company's other loans subsequent to the announcement on June 29, 1995 of the Company's plan to commence an orderly self-liquidation.

        The Company will not make any new loans, however, the Company has advanced and may continue to advance funds to the Affiliated Borrowers to the extent deemed necessary to protect the Company's position in the underlying collateral. As of June 30, 1996, the Company has advanced approximately $715,639 to the Affiliated Borrowers in an effort to protect the Company's collateral positions. The Company will consider making distributions to Stockholders during the course of the liquidation process, although the amount and timing of such distributions are not predictable. However, as a result of the uncertainty caused by the lawsuits described in Part II, the Company determined that no periodic liquidating distributions will be made to the Stockholders of the Company. The Company reevaluates this position on an ongoing basis. The Company believes that it will not be required to make distributions in the near term to maintain its status as a REIT. Although reserves have been established and expenses incurred regarding the protection of its loan collateral, it is the Company's intent to pursue collection of these costs as incurred. The statement of net assets reflects the Company's best estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest are based on an analysis of each loan by the Directors, as well as valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimates reflected in the June 30, 1996 statement of net assets.

        The Company's near term capital requirements will be for ongoing operating costs during the period of self-liquidation. The Company believes that its existing cash and cash equivalents balance combined with recoveries on its demand loans receivable should be adequate to fund near-term capital requirements.

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

        The Sint Maarten Property also secures a first mortgage in the principal amount of $4,000,000 in favor of a lender unaffiliated with the Affiliated Borrowers. Interest payments due the senior lender subsequent to June 30, 1995 and through December 31, 1995, in the amount of approximately $354,000 were funded by the Company and charged against the $1,250,000 provided for by the Company to protect the collateral positions on the Company's various loans. The senior encumbrance matured on December 31, 1995. The Affiliated Borrower requested an extension of the loan from the senior lender.

        The New Sint Maarten Borrower had been negotiating a proposed transaction with a major hospitality company for a hotel and time share development on the Sint Maarten Property. The preliminary structure of the proposed transaction would be for the Company and the New Sint Maarten Borrower to form a joint venture which would become a partner in a new entity which would also include the major hospitality company, a construction company and an equity investor as the other partners. The joint venture with the New Sint Maarten Borrower would contribute the property free and clear of the Company's New Sint Maarten Loan and CBH's resort development expertise to the new partnership. The other three parties would contribute approximately $15,000,000 in new equity to the transaction. An exclusive 90 day period was granted to complete due diligence by all parties, which period recently expired. Based upon a market study prepared by an independent third party, the New Sint Maarten Loan could be fully repaid over a period in excess of five years if various assumptions are realized, of which no assurances can be given. Based upon the results of an appraisal prepared by an independent third party, the current carrying value of the New Sint Maarten Loan is $7,900,000 after a $5,000,000 reserve for impairment of value was recorded against the loan during the quarter ended December 31, 1995. These discussions with the hospitality company have not moved forward and the Company has entered into discussions with the senior lender. The Affiliated Borrower received a formal demand for payment from the senior lender which demand stated that if payment was not received by June 13, 1996, the senior lender would institute legal proceedings against both the Affiliated Borrower and CBH personally, as the guarantor of such loan. Representatives of the Company met with the senior lender during the second quarter of 1996 and were informed that the senior lender had commenced the foreclosure process, which process could be concluded near the end of the third quarter of 1996. Management of the Company is currently working with both the senior lender and the Affiliated Borrower in an effort to protect the Company's collateral position on the New Sint Maarten Loan.

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

        In October 1995, representatives of the Outlaws Borrower informed the Company that the Outlaws Casino had very little cash and that its bills were approximately 45 days in arrears. Such representatives also told the Company that it was an absolute necessity for the Outlaws Casino to build up its working capital reserves to approximately $150,000 so as to be able to fund the operating deficits which usually occur in the winter due to the weather conditions which hinder ingress and egress to the casinos located in Black Hawk, Colorado. The Company was also advised that the October mortgage payment on the senior encumbrance secured by the Crook Parcel was not made and that the Outlaws Borrower is in negotiations with the senior lender to revise the terms of the loan. In addition, these representatives informed the Company that they were developing a marketing plan for the Outlaws Casino which would appeal to local patrons who do not desire to game in a large casino and that a potential sale of the Outlaws Casino would need to be deferred until spring of 1996.

        Based on this information, the Company decided to modify the terms of the Outlaws Loans to require the Outlaws Borrower to make monthly payments of "net revenue" from the casino and real estate which the Outlaws Borrower had mortgaged to the Company as security for the loans (the "Properties"). Net revenue is defined as all operating revenues from the Properties less: (a) the ordinary and reasonable expenses of the operation of the Properties; (b) the interest and principal payments required by the existing senior lender on the property which secures the Crook Loan; and (c) the funds necessary to maintain no less than $150,000 of working capital. The Company also stated that in exchange for its forbearance from foreclosing on the Outlaws Loans, the Outlaws Borrower must deliver to the Company, on the first day of each month: (a) monthly operating reports setting forth the current financial performance of the Properties; (b) current balance sheets evidencing the financial condition of the Properties; and (c) rolling three-month projections for the businesses located on the Properties. In addition, the previous unpaid interest as of October 31, 1995, in the amount of $105,598, was capitalized and added to the outstanding balances of the Outlaws Loans. Despite the revised marketing plan of the Outlaws Borrower, operations at the Outlaws Casino have not resulted in the generation of funds necessary to allow for sufficient working capital, therefore, the Company has not yet received any monthly payments of net revenue from the Outlaws Borrower.

        As of June 30, 1996, the outstanding loan balances, were $1,600,000 for the Crook Loan and $605,000 for the Hudspeth Loan. The C&L report to the Company concluded that the market value of the fee simple interest in the Outlaws Casino was $2,500,000. As of December 31, 1995, the senior encumbrance on the Crook Parcel was $2,752,633. Therefore, the Company set up a reserve for the entire $1,600,000 of the Crook Loan. No reserve was taken by the Company against the Hudspeth Loan since there was no senior encumbrance and such loan was secured by the parking facility and not the Outlaws Casino.

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

        The Company modified the terms of the two Waikiki Loans on November 1, 1995 so as to require the Waikiki Borrower to make monthly payments of $15,042 with interest accruing at a rate of 11% per annum. As of June 30, 1996, the combined outstanding principal balances were $1,824,791. C&L appraised the subleasehold interest at International Marketplace at $2,510,000 at December 31, 1995. In light of this valuation, the Company has not set up a reserve for the principal amount of the Waikiki Loans.

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

        On May 13, 1995, the Company agreed to provide HEI with a senior bank facility in the amount of $4,000,000 (the "HEI Senior Bank Facility"). The HEI Senior Bank Facility is secured pari passu by deeds of trust for real properties known as the Bullwhackers Casinos in Central City and Black Hawk, Colorado, a second mortgage on the Canadian Pavilion Property and a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI"), an affiliate of the Investment Manager, and a collateral assignment of GPRI's interests in the riverboat joint venture which was operated in New Orleans. The HEI Senior Bank Facility was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and by CBH. The Company made an initial funding of $2,000,000 of the $4,000,000 HEI Senior Bank Facility and $1,000,000 of the loan proceeds were utilized to repay the HEI Loan. The HEI Senior Bank Facility bore interest at the rate of 12% per annum and was scheduled to mature on September 30, 1995. On June 30, 1995, the Company determined that it would not advance any additional sums to HEI under the terms of the HEI Senior Bank Facility. In October 1995, HEI and GPRI both filed for bankruptcy protection. The plans of reorganization of HEI and GPRI were approved by the bankruptcy courts and the Company received in June 1996 in satisfaction of its interest the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming");
(ii) 60,170 shares of common stock of Colorado Gaming, which entity is not puclicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." In addition, the Company is also entitled to receive a small number of warrants of Casino America, Inc., the exact number has not yet been determined. See Note 4, "Note Receivable and Investment Securities", of the Notes to Financial Statements for further details regarding the Company interest in these instruments pursuant to the bankruptcy settlements.

        As of June 30, 1996, the Company had approximately $1,000,250 in cash and cash equivalents and investments at market value.

        Management of the Company continues to analyze the Company's loan portfolio and is monitoring the activities of its borrowers with a view towards maximizing the recovery of each of its loans, and in an effort to enhance Stockholder value.

RESULTS OF OPERATIONS

            Net assets in liquidation decreased from a balance of $13,057,684 at December 31, 1995 to a balance of $11,710,416 at June 30, 1996. The decrease resulted primarily from operating expenses.

        Total revenue for the six months ended June 30, 1996 was $59,963 compared to $1,629,618 for the same period in 1995. This decrease is primarily due to a termination of interest payments on the Company mortgage and demand loans by its Affiliated Borrowers during the second quarter of 1995 as discussed above. Total revenue for the quarter ended June 30, 1996 was $31,029 as compared to total negative revenues of $(283,528) for the same period in 1995. The increase in total revenue is primarily due to the reversal of previously accrued interest income on mortgage and demand loans of approximately $467,903 during the quarter ended June 30, 1995, as a result of defaults by the Company's affiliated borrowers as discussed above.

        Operating expenses for the six months ended June 30, 1996 were $1,290,286 compared to $610,023 for the same period in 1995. Operating expenses for the quarter ended June 30, 1996 were $503,471 as compared to $466,987 for the quarter ended June 30, 1995. This increase was due to increased legal fees and liquidation costs related to the announcement of the Company's self-liquidation and the litigation as discussed in Part II, Item 1. During the quarter ended June 30, 1995, the Company recognized an allowance for impairment in loans and accrued interest and provisions for collateral protection costs of $11,617,903 as a result of the defaults on its mortgage and demand loans receivable as disussed above. No such allowances were recorded by the Company during the six months or quarter ended June 30, 1996.

OTHER INFORMATION

        During June 1996 the Company's shares of common stock were approved for listing on the NASDAQ Electronic Bulletin Board under trading symbol RIIV.


                           PART II.  OTHER INFORMATION

ITEM 1.  LITIGATION

        On July 3, 1995, a complaint was filed against the Company, CBH, MMH and Deloitte & Touche LLP, the Company's independent auditors, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 an other provisions of Federal law and the rules promulgated by the Securities and Exchange Commission, "Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665." On August 24,1995, a second suit alleging similar violations was filed in the U.S. District Court for the District of Colorado against each of the defendants in the lawsuit described earlier, as well as Daniel D. Lane, (DDL), Christopher R. Hemmeter
(CRH), Gregory Hooper (GH) and John R. Young (JRY), "Contract v. Resort Income Investors,Inc., et al., Doc. No. 95 B. 2184." In November, 1995, the two actions were consolidated. On November 27, 1995, plaintiffs moved to have the consolidated actions certified as a class action for investors who purchased or acquired stock in the Company between March 1, 1993 and June 29, 1995. On December 6, 1995, the plaintiffs filed a consolidated amended complaint seeking to prosecute the suit as a class action. On January 16, 1996, the defendants moved to dismiss the consolidated amended complaint. On February 29, 1996, the defendants filed opposition papers to plaintiff's motion for class certification. The consolidated amended complaint seeks an unspecified amount of actual damages and reimbursement of costs and expenses.

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




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITES HOLDERS

        (a)       The regular annual meeting of stockholders was held on June
                  27, 1996.

        (b) At the annual meeting, the following persons were elected to continue in office as Directors of the Company: Thomas A. Ellsworth, John R. Young and Daniel D. Lane.

        (c) In addition to the election of Directors, the Stockholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for 1996. Of the 4,156,000 shares of the Company's common stock outstanding, 3,618,415 shares were represented in person or by proxy at the annual meeting, which represented a quorum. In voting to elect Thomas A. Ellsworth, 3,600,263 shares were cast in favor of electing Mr. Ellsworth, no shares were cast against electing Mr. Ellsworth and 18,152 shares abstained from voting. In voting to elect Daniel D. Lane, 3,599,063 shares were cast in favor of electing Mr. Lane, no shares were cast against electing Mr. Lane and 19,352 shares abstained from voting. In voting to elect John R. Young, 3,598,063 shares were cast in favor of Mr. Young, no shares were cast against electing Mr. Young and 20,352 shares abstained from voting. In voting to approve the appointment of Deloitte & Touche LLP as the Company's independent public accountants, 3,594,465 shares were cast in favor of the proposal, 13,706 shares were cast against the proposal and 10,244 shares abstained from voting.

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

        Exhibit Number                    Description

            3.(a)                         Restated Certificate on Incorporation
            3.(b)                         Amended and Restated By-Laws

        (b) No reports on Form 8-K were filed by the Company for the quarter ended June 30, 1996:


        Items 2, 3, 4 and 5 of Part II are omitted because of the absence of conditions under which they are required.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 16, 1996       RESORT INCOME INVESTORS, INC.
                             (Registrant)

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