Form 10-Q
period 1996-09-30
RESORT INCOME INVESTORS INC
filed 1996-11-14
CIK 837336

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q


         ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996


                                       OR

         (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from      to       .

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares of common stock outstanding as of November 13, 1996: 4,156,000


                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          RESORT INCOME INVESTORS, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)





                                     1996                 1995
 ASSETS
 Interest receivable from
   related parties,net of
   allowance                        $      ---         $      ---
 Demand loans to related
   parties, net of
   allowances                          4,829,791         12,092,875
 Note receivable                         565,600              ---
 Cash and cash equivalents               514,658            846,768
 Investment securities at
   market value                          434,079            805,834
                                    ------------       ------------
 Total assets                          6,344,128         13,745,477
                                    ------------       ------------
 LIABILITIES
 Accounts payable and
   accrued expenses                      524,927            687,793
                                    ------------       ------------


 NET ASSETS IN LIQUIDATION          $  5,819,201       $ 13,057,684
                                    ============       ============




















The accompanying notes are an integral part of the financial statements.

                          RESORT INCOME INVESTORS, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)






 NET ASSETS IN LIQUIDATION
   AT DECEMBER 31, 1995                      $13,057,684

 Interest income on cash and
   cash equivalents                               66,593

 Allowance for impairment
   of investment in loans
   and accrued interest                       (5,500,000)

 Loss on investment securities                  (117,200)

 Operating expenses                           (1,687,876)
                                             -----------

 NET ASSETS IN LIQUIDATION
   AT SEPTEMBER 30, 1996                     $ 5,819,201
                                             ===========

































The accompanying notes are an integral part of the financial statements.


                          RESORT INCOME INVESTORS, INC.
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)




                                                  1996                     1995
 NET ASSETS IN LIQUIDATION
   AT JUNE 30                                 $11,680,010              $28,853,152

 Interest income on cash and
   cash equivalents                                 6,630                   21,725

 Gain on investment securities                     30,085                   10,000

 Allowance for impairment of
   investment in loans and
   accrued interest                            (5,500,000)              (5,550,000)


 Operating expenses                              (397,524)                (339,964)
                                              -----------              -----------

 NET ASSETS IN LIQUIDATION                    $ 5,819,201              $22,994,913
                                              ===========              ===========


      The accompanying notes are an integral part of the financial statements.



























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
                                                 -----------

 EXPENSES
 Allowance for impairment of
   investment in loans and
   accrued interest and provisions
   for collateral protection costs                11,617,903
 Operating expenses                                  610,023
 Loss on investment securities                       251,250
                                                 -----------
 Total Expenses                                   12,479,176
                                                 -----------
 NET LOSS                                        $10,849,558
                                                 ===========


 NET LOSS PER SHARE                              $     (2.61)
                                                 ===========




























The accompanying notes are an integral part of the financial statements.

                          RESORT INCOME INVESTORS, INC.
                             STATEMENT OF CASH FLOWS
                              (GOING CONCERN BASIS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)

 RECONCILIATION OF NET LOSS TO NET CASH
   FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $(10,849,558)
 Allowances for impairment of
   investment in loans and accrued
   interest and provision for
   collateral protection costs                   11,617,903
 Loss on investment securities                      251,250
 Changes in operating assets and
   liabilities:
   Interest receivable                              765,171
   Prepaid expenses and other
     assets                                          (3,793)
   Accounts payable and
     accrued expenses                                48,583
                                               ------------
 Net cash provided by
   investing activities                           1,829,556
                                               ------------

 CASH FLOWS FROM INVESTING
   ACTIVITIES:
 Demand loans funded                             (3,000,000)
 Proceeds of loan sale                            6,250,000
                                               ------------
 Net cash provided by
   investing activities                           3,250,000
                                               ------------

 CASH FLOWS FROM FINANCING
   ACTIVITIES:

 Distribution paid to stockholders              (3,117,000)
                                               ------------
 Net cash used in financing
   activities                                   (3,117,000)
                                               ------------
 NET INCREASE IN CASH AND
   CASH EQUIVALENTS                               1,962,556
 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                             779,298
                                               ------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                              $  2,741,854
                                               ============








The accompanying notes are an integral part of the financial statements.

                          RESORT INCOME INVESTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

1.    OPERATIONS OF THE COMPANY

      The Company was organized on July 20, 1988 as a 12-year, self-liquidating real estate investment trust ("REIT"), as defined under the Internal Revenue Code. The Company was organized for the purpose of enabling stockholders to participate in mortgage loans primarily to affiliates of Christopher B. Hemmeter ("CBH") secured by real property or other qualifying assets owned or to be acquired for the development of luxury destination resorts. During 1991, the Board of Directors amended the Company's general investment strategy such that the Company would primarily make loans secured by real and personal property for the development of gaming related enterprises. As of December 31, 1995, all of the Company's loans had been made to affiliates of the Company or R.I.I. Advisors, the Company's former investment manager, also an affiliate of the Company.

      In late June 1995, CBH then a director and officer of the Company, informed the Company that interest and principal would not be paid when due on demand loans made by the Company to him personally or to entities affiliated with him (the "Affiliated Borrowers"). Further, he informed the Company that he would not be able to make timely payment of such interest and principal on behalf of the Affiliated Borrowers pursuant to guarantees he had made in connection with the Affiliated Borrowers' loans, thereby creating an event of default for each of the loans. The affected loans constituted all of the Company's demand loans, each of which was to a related party, aggregating $36,605,000, of which CBH and his wife, Patricia Hemmeter, were personally the borrowers of $15,000,000, and Affiliated Borrowers were the borrowers of $21,605,000.

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

      On August 8, 1995, CBH and Mark M. Hemmeter (MMH) resigned their positions as executive officers and directors of the Company. The Company's directors are continuing their negotiations with CBH and the Affiliated Borrowers to recover the Company's investment in loans and accrued interest. There is no assurance that the outcome of the negotiations will result in actual liquidation proceeds consistent with the estimated liquidation value of the Company's assets.

2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the September 30, 1996 and December 31, 1995 statements of net assets in liquidation and the statement of changes in net assets in liquidation for the period from December 31, 1995 to September 30, 1996 have been presented on the liquidation basis. The September 30, 1996 statement of net assets in liquidation reflects the Company's estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest were based on an analysis of each loan, including valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize from liquidation of its assets could differ materially from the amounts assumed in arriving at the estimates reflected in the September 30, 1996 statement of net assets. The financial statements of the Company as of June 30, 1995 were prepared on the historical cost (going concern) basis.

      The amount ultimately available for distribution to stockholders will depend on a variety of factors in addition to the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of contingent liabilities. The amount distributed will likely differ from the amount of net assets in process of liquidation presented in the September 30, 1996 statement of net assets, and the difference could be material.

      At September 30, 1996, the Company's financial instruments consist of demand loans to related parties, a note receivable, cash and cash equivalents, investment securities, and accounts payable and accrued expenses. These instruments are included in the accompanying statement of net assets in liquidation at their estimated net realizable values. Management believes that the estimated net realizable value of these financial instruments approximates their fair value. The basis for determining these amounts for demand loans is described in Note 3. Based on the nature and terms of accounts payable and accrued expenses, face amounts represent fair value.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The unaudited interim financial statements of the Company reflect all adjustments which are, in the opinion of management of the Company, necessary to present a fair statement of the results for the interim periods presented.

3.    ACCRUED INTEREST AND REVENUE RECOGNITION

      The accrual of interest on the Company's demand loans was discontinued effective June 29, 1995 and all accrued but unpaid interest was reserved when it announced that the Company would commence an orderly self-liquidation as a result of CBH's acknowledgement that interest and principal would not be paid when due on demand loans made by the Company to him personally or to the Affiliated Borrowers. Once a demand loan has been placed in a non-accrual status, cash collections will be applied to the carrying amount of the loan. However, the Company is pursuing its collection of all the principal and interest contractually due from the Affiliated Borrowers.

4.    NOTE RECEIVABLE AND INVESTMENT SECURITIES

      On May 13, 1995, the Company agreed to provide Hemmeter Enterprises, Inc. ("HEI") with a senior bank facility in the amount of $4,000,000 (the "HEI Loan"). The HEI Loan was collateralized pari passu by deeds of trust for real properties located in Central City and Black Hawk, Colorado, a second mortgage on the property securing the Company's Canadian Pavilion Loan and a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI"), an affiliate of HEI. The HEI Loan was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and CBH. Prior to June 30, 1995 the Company had advanced $2,000,000 under the HEI loan. On June 30, 1995, the Company determined that it would not advance any additional sums to HEI under the terms of the HEI Loan. During the fourth quarter of 1995, HEI and GPRI both filed for protection under Chapter 11 of the United States Bankruptcy Code. As of December 31, 1995, the Company had recorded a valuation allowance in the amount of $1,000,000 against the carrying value of the HEI Loan. The plans of reorganization of HEI and GPRI, were approved by the bankruptcy courts and in June 1996 and in satisfaction of the HEI Loan the Company received the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming"); (ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." In addition, the Company is also entitled to receive a small number of warrants of Casino America, Inc., the exact number has not yet been determined. The Company has accorded no value to the warrants as of September 30, 1996.

      On June 7, 1996, the Company received 60,170 shares of common stock of Colorado Gaming pursuant to the bankruptcy settlement. Based upon information received from an independent third party market specialist in non-publicly traded stock such as Colorado Gaming, its market value at September 30, 1996 is estimated to be approximately $3.50 per share. The Company originally recorded its ownership interest in these shares as investment securities valued at $180,510 as of June 30, 1996. At September 30, 1996, the Company recorded a marked to market adjustment of $30,085 representing a gain on investment securities as a result of an increase in the Colorado Gaming share price from $3.00 to $3.50 per share. In addition, the Company received 27,089 shares of common stock of Casino America, Inc. which was initially quoted at $9.375 per share and recorded as investment securities in the amount of $253,824. At September 30, 1996, the Company recorded a market adjustment for a loss on investment securities in the amount of $30,340 regarding the Casino America, Inc. stock as a result of a decrease in its share price to $8.25. As of September 30, 1996, the Company had estimated the net realizable value of the note receivable from Colorado Gaming to be $565,600. In addition, the Company did not record interest income pursuant to the terms of the Colorado Gaming note due to various uncertainties regarding the financial wherewithal of Colorado Gaming. As a result of the HEI bankruptcy settlement and the subsequent valuation of the above instruments received, the Company recorded an allowance for losses on demand loans in the amount of $66 as of September 30, 1996, which was included in other operating expenses of the Company.

5.    DEMAND LOANS TO RELATED PARTIES

      Demand loans to related parties include the following:


                                        Carrying              Face              Carrying              Face
                      Interest          Amount at           Amount at           Amount at           Amount at
                        Rate/         September 30,      September 30,        December 31,        December 31,
 Borrower             Maturity            1996                1996                1995                1995

 CPLP (a)          26.00%
                   Demand                 $     ---           $ 2,600,000          $     ---          $ 2,600,000
 Outlaws (b)       11.00%
                   Demand                     605,000           2,205,000              605,000          2,205,000
 MCTC (c)          11.00%
                   Demand                   1,824,791           1,824,791            1,854,875          1,854,875

 RCH Investments   18.50%
 (d)               Demand                   2,400,000          12,900,000            7,900,000         12,900,000
 CBH and Patricia  27.00%
  Hemmeter (e)     Demand                        ---           14,267,000              733,000         15,000,000
 HEI (f)           16.00%
                   Demand                        ---                ---              1,000,000          2,000,000
                                          -----------         -----------          -----------        -----------

                                          $ 4,829,791         $33,796,791          $12,092,875        $36,559,875

 Reserve for
 Impairment of
 Loans                                          ---            28,967,000                ---           24,467,000
                                          -----------         -----------          -----------        -----------
                                          $ 4,829,791         $ 4,829,791          $12,092,875        $12,092,875
                                          ===========         ===========          ===========        ===========

     (a)    On November 18, 1991, the Company made a demand note to Canadian
            Pavilion Limited Partnership (CPLP), an affiliate of the Company. The loan is collateralized by a subleasehold interest in the Canadian Pavilion, located in New Orleans, Louisiana, and is personally guaranteed by CBH. The note was modified in 1994 to increase the interest rate. On May 1, 1995, the interest rate on the loan was increased to 26%, the default rate, as a result of a monetary default per the terms of the loan agreement. The balance of the loan as of September 30, 1996 was fully reserved and is currently in default. The loan is on non-accrual status as of September 30, 1996. In October 1996, the Company completed a settlement regarding the loan wherein it assigned its interest in the CPLP collateral for $50,000 as consideration for settlement and release from pending litigation associated with the loan. Thus, the Company has no further interest in the CPLP collateral.

     (b)    On February 11, 1992, the Company made two demand loans to borrowers collectively known as the Outlaws, an affiliate of the Company. The original amount of the borrowings aggregated $2,400,000. The loans are collateralized by an assignment of the borrowers' partnership interest and a mortgage of the underlying collateral subordinated by a first mortgage in the amount of approximately $2,800,000 and are personally guaranteed by CBH. The note was modified effective November 1, 1995 increasing the principal balance of the loan in the amount of $105,598, the interest rate to 11% and extending the maturity date to February 29, 1996. A charge for impairment of $105,598 was simultaneously recorded by the Company due to uncertainty regarding its collectibility. In addition, a charge for impairment in the amount of $1,600,000 was recorded during the fourth quarter of 1995 against the outstanding carrying balance.
            The loan is on non-accrual status as of September 30, 1996. As of September 30, 1996, no payments have been made by the borrower pursuant to the terms of the notes modified on November 1, 1995.

     (c)    On May 12, 1992, the Company made a demand loan in the amount of
            $900,000 to Mideast China Trading Co. (MCTC) (formerly known as Hemmeter Investment Company), an affiliate of the Company. The loan is collateralized by a subleasehold mortgage in the International Marketplace, located in Honolulu, Hawaii, a collateral assignment in the borrower's interest as sub-sublessor, and is personally guaranteed by CBH. On April 8, 1994, the Company funded an additional $1,000,000 demand loan. Both loans were modified in 1994 to increase the interest rate by "Additional Interest". The note was modified on November 1, 1995 by restating the interest rate to 11%, extending the maturity date to February 29, 1996 and eliminating the Additional Interest. Interest payments received by the Company during the quarter ended December 31, 1995 and the quarter ended March 31, 1996, of $45,125 and $30,084, respectively, were applied against the carrying amount of the loans. However, the borrower did not make any payment under the terms of the modified loan agreement during the quarter ended September 30, 1996.

     (d)    The loan is collateralized by a second mortgage on a 28-acre parcel of land bordering Simpson Bay Lagoon and the Caribbean Sea on the island of Sint Maarten, Netherlands Antilles (the Property) and is personally guaranteed for $5,900,000 by CBH. The borrower is an affiliate of the Company. As a result of a monetary default under the terms of the agreement, effective July 1, 1995, the Company exercised its right to increase the interest rate on the loan and any subsequent advances, at the default interest rate of 18.5% per annum. A loss reserve in the amount of $5,000,000 was recorded during the fourth quarter 1995 against the outstanding carrying balance. During the quarter ended September 30, 1996, the Company recorded an additional loss reserve in the amount of $5,500,000 based upon the minimum sales price of $7,000,000 established for the auction of the Property pursuant to the foreclosure sale implemented by the senior lender and scheduled for November 14, 1996. The loan is on non-accrual status as of September 30, 1996.

     (e)    On January 4, 1994, the Company made a demand loan to CBH, in the amount of $12,900,000. In September 1994, an additional $1,100,000 was extended under the loan. The loan was secured by junior mortgages on certain residential properties in Hawaii and California. The loan was modified in 1994 to release the Hawaii residence as collateral effective January 3, 1995 and to increase the interest rate. On May 2, 1995, the Company advanced an additional $1,000,000 to CBH. The interest rate on the additional $1,000,000 is 23% per annum, 10% per annum of which is to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. During 1995, a total allowance of approximately $14,267,000 was recorded against the carrying value of the loan. During February 1996, the Company received approximately $733,000 as a partial repayment of the loan from the sale of the California residences that were collateral of the loan. CBH continues to be liable for the uncollected portion of this loan plus interest on the default rate of 27% per annum. The loan is on non-accrual status as of September 30, 1996.

     (f)    During the second quarter of 1995, the Company funded a loan to HEI in the amount of $2,000,000. The HEI Loan bore interest at the rate of 12% per annum and was secured by, among other things, interests in and liens upon certain real and personal property owned by HEI and its affiliates and the personal guaranty of CBH. Upon default by the borrower under the loan terms, the interest rate was increased to 16% per annum, the default rate. On November 7, 1995, HEI filed for protection under Chapter 11 of the United States Bankruptcy Code. The plans of reorganization of HEI and GPRI were approved by the bankruptcy courts and in June 1996 in satisfaction of its loan the Company received the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming"); (ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." In addition, the Company is also entitled to receive a small number of warrants of Casino America, Inc., the exact number has not yet been determined.



6.      LITIGATION

        On July 3, 1995, a complaint was filed against the Company, CBH, MMH and Deloitte & Touche LLP, the Company's independent auditors, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and other provisions of Federal law and the rules promulgated by the Securities and Exchange Commission, "Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665." On August 24,1995, a second suit alleging similar violations was filed in the U.S. District Court for the District of Colorado against each of the defendants in the lawsuit described earlier, as well as Daniel D. Lane, (DDL), Christopher R. Hemmeter
(CRH), Gregory Hooper (GH) and John R. Young (JRY), "Contract v. Resort Income Investors,Inc., et al., Doc. No. 95 B. 2184." In November, 1995, the two actions were consolidated. On November 27, 1995, the plaintiffs moved to have the consolidated actions certified as a class action for investors who purchased or acquired stock in the Company between March 1, 1993 and June 29, 1995. On December 6, 1995, the plaintiffs filed a consolidated amended complaint seeking to prosecute the suit as a class action. On January 16, 1996, the defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On February 29, 1996, the defendants filed opposition papers to plaintiff's motion for class certification. The consolidated amended complaint seeks an unspecified amount of actual damages and reimbursement of costs and expenses. On October 25, 1996, the Court heard arguments on the defendants' motion to dismiss and the plaintiff's notice for class certification.

        No assessment of the outcome of this action or the amount or range of any loss that might be incurred by the Company can be made at this time. However, the Company intends to defend against the charges as it believes it did not violate the federal securities laws. Pursuant to the Company's by-laws and Delaware law, the Company will advance CBH's, MMH's, CRH's, GH's, DDL's and JRY's costs of defense in this matter. No estimates can reasonably be made at this time of the costs of defense of the Company, CBH, MMH, CRH, GH, DDL and JRY.

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

        On October 25, 1995, the Securities and Exchange Commission (the "Commission") issued a formal order of investigation captioned In the Matter of Resort Income Investors, Inc., Case No. HO-5327. In connection with the investigation, the Company was requested to produce certain documents and information. The Company has complied with these requests. The Company has been advised that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred, nor as a reflection upon any person, entity, or security. The Company cannot, at this time, predict the outcome of the investigation or the financial impact, if any, to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

GENERAL

        The Company was organized in 1988 as a 12-year, self-liquidating real estate investment trust (REIT) to primarily make loans to affiliates of the Company. As a REIT, the Company is required to maintain a certain level of its assets in REIT-qualifying assets, including loans secured by real estate. The Company must also meet other requirements related to the source of its income and distributions with Stockholders. The Company believes that it has been and is currently in compliance with all provisions necessary for it to maintain its REIT status although there can be no assurance it will be able to do so in the future.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1996, the Company had five temporary investments outstanding with carrying values totalling $4,829,791. Each of these temporary mortgage loan investments, the status of which are described below, were declared in default during 1995. Since June 30, 1995, the Affiliated Borrower of the Waikiki and Waikiki II loans (collectively, the Mideast China Trading Company ("MCTC") Loans), such loans having a combined principal balance of $1,900,000, made interest payments in December 1995 of $45,125 and during the quarter ended March 31, 1996, in the amount of $30,084. The Company has applied the $75,209 of interest payments received against the carrying amount of the loan. The Company did not receive any additional interest payments on the MCTC Loans during the quarter ended September 30, 1996, nor has the Company received any additional interest payments on any of the Company's other loans subsequent to the announcement on June 29, 1995 of the Company's plan to commence an orderly self-liquidation.

        The Company will not make any new loans, however, the Company has advanced and may continue to advance funds to the Affiliated Borrowers to the extent deemed necessary to protect the Company's position in the underlying collateral. As of September 30, 1996, the Company has advanced approximately $715,639 to the Affiliated Borrowers in an effort to protect the Company's collateral positions. The Company will consider making distributions to Stockholders during the course of the liquidation process, although the amount and timing of such distributions are not predictable. However, as a result of the uncertainty caused by the lawsuits described in Part II, management of the Company is continuing in its decision that no periodic liquidating distributions will be made to the Stockholders of the Company. The Company reevaluates this position on an ongoing basis. The Company believes that it will not be required to make distributions in the near term to maintain its status as a REIT. Although reserves have been established and expenses incurred regarding the protection of its loan collateral, it is the Company's intent to pursue collection of these costs as incurred. The statement of net assets reflects the Company's best estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest are based on an analysis of each loan by the Directors, as well as valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimates reflected in the September 30, 1996 statement of net assets.

        The Company's near term capital requirements will be for ongoing operating costs during the period of self-liquidation. The Company believes that its existing cash and cash equivalents balance and investment securities combined with recoveries on its demand loans receivable should be adequate to fund near-term capital requirements.

        The Company loaned $12,900,000 (the "Sint Maarten Loan") to R.C.H. Investments, N.V., an affiliate of the Investment Manager (the "Sint Maarten Borrower"), which was secured by a second mortgage on a 28-acre site on the island of Sint Maarten in the Netherlands Antilles (the "Sint Maarten Property"). This loan matured on May 7, 1992. On May 12, 1992, the Company agreed to make a new loan to the Sint Maarten Borrower in the amount of $12,900,000 (the "New Sint Maarten Loan") to replace the Sint Maarten Loan. The New Sint Maarten Loan had an original term of approximately 12 months, and was scheduled to mature on May 7, 1993. The New Sint Maarten Loan was extended by the Company for 30 days at which time it was replaced with a temporary investment in the amount of $12,900,000 which was to mature on the earlier of demand or June 7, 1994. The New Sint Maarten Loan was further extended on June 7, 1994 to mature on the earlier of demand or December 31, 1994 in consideration for which the interest rate was increased from 14% to 14.5%, payable quarterly in arrears. In December 1994, the New Sint Maarten Borrower transferred its interests in the Sint Maarten Property and the attendant obligation related to the New Sint Maarten Loan to R.C.H. Investments, L.L.C., a Delaware limited liability company, whose constituent members are the shareholders of the Sint Maarten Borrower (the "New Sint Maarten Borrower"). On December 29, 1994, the New Sint Maarten Borrower received an extension of the New Sint Maarten Loan to June 30, 1995 and the demand feature was withdrawn in consideration for which the interest rate could be increased prior to maturity at the option of the Company. Due to the inability of the Affiliated Borrower, as well as CBH in his capacity as the guarantor of the New Sint Maarten Loan, to fulfill their obligations under the terms of the New Sint Maarten Loan, the Company converted the New Sint Maarten Loan to a demand loan on June 30, 1995, the date the New Sint Maarten Loan was scheduled to mature.

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

        The New Sint Maarten Borrower had been negotiating a proposed transaction with a major hospitality company for a hotel and time share development on the Sint Maarten Property. The preliminary structure of the proposed transaction would be for the Company and the New Sint Maarten Borrower to form a joint venture which would become a partner in a new entity which would also include the major hospitality company, a construction company and an equity investor as the other partners. An exclusive 90 day period was granted to complete due diligence by all parties, which period expired during the second
quarter of 1996.   These discussions with the hospitality company have not moved forward. Based upon the results of an appraisal prepared by an independent third party, the carrying value of the New Sint Maarten Loan was $7,900,000 as of June 30, 1996 after a $5,000,000 reserve for impairment of value was recorded against the loan during the quarter ended December 31, 1995. The Affiliated Borrower received a formal demand for payment from the senior lender which demand stated that if payment was not received by June 13, 1996, the senior lender would institute legal proceedings against both the Affiliated Borrower and CBH personally, as the guarantor of such loan. Representatives of the Company met with the senior lender during the second quarter of 1996 and were informed that the senior lender had commenced the foreclosure process. In connection with the foreclosure process undertaken by the senior lender, the Sint Maarten Property was put out to auction. Pursuant to the terms of the auction, a minimum bid of $8,000,000 was required and if a bid equal to or in excess of such amount was not received, the auction process would be continued at a later date with a lesser minimum bid. On September 26 1996, the auction for the Sint Maarten Property was held, however, the minimum bid was not received. In this regard, the auction has been rescheduled for November 14, 1996 and the minimum bid has been reduced to $7,000,000. Based on this new minimum auction price, the Company took an additional reserve, as of September 30, 1996, for $5,500,000 resulting in a current carrying value as of September 30, 1996 for the New Sint Maarten Loan of $2,400,000. Management of the Company continues to work with both the senior lender and the Affiliated Borrower in an effort to protect the Company's collateral position on the New Sint Maarten Loan.

        The Company made a loan to Canadian Pavilion Limited Partnership, an affiliate of the Investment Manager (the "Canadian Pavilion Borrower"), in the amount of $2,600,000 (the "Canadian Pavilion Loan"), on or about November 18, 1991. The proceeds of the Canadian Pavilion Loan were applied as follows:
$1,000,000 to purchase the $2,900,000 of defaulted mortgages and notes encumbering the subleasehold interest in the Canadian Pavilion and approximately $800,000 was advanced to an affiliate of the Canadian Pavilion Borrower for it to purchase the subleasehold interest from a third party. The remaining $800,000 was used to provide working capital to the Canadian Pavilion Borrower. Immediately after the closing of the Canadian Pavilion Loan, the interest of this third party was transferred to the Canadian Pavilion Borrower. The Canadian Pavilion is a wharf-front property on the Mississippi River in downtown New Orleans. It is part of the International Pavilion which was erected as an exhibition hall for the 1984 World's Fair. The Canadian Pavilion Loan originally bore interest at 9-1/2% per annum, payable quarterly in arrears and was to mature on the earlier of demand or November 19, 1992. The Company extended the maturity of the Canadian Pavilion Loan on a number of occasions.
On May 18, 1994, the loan was again extended to the earlier of demand or December 31, 1994 and the interest rate was increased from 9.5% to 10.5% per annum, payable quarterly in arrears. On December 7, 1994, the terms of the loan were further modified to increase the interest rate to 22% per annum, 11.5% of which accrued and was payable when the Canadian Pavilion Loan was retired. In addition, this modification provided that the demand feature be removed from the loan so that the loan could not be called prior to December 31, 1994. On December 16, 1994, the maturity date of the Canadian Pavilion Loan was further extended by the Company to June 30, 1995. On May 1, 1995, the interest rate on the loan was increased to 26%, the default rate, as a result of a monetary default per the terms of the loan agreement. On June 30, 1995, the Company ceased accruing interest on the Canadian Pavilion Loan and converted it to a demand loan. In addition, the Company made additional advances to the Canadian Pavilion Borrower to preserve the underlying collateral in the amount of approximately $113,000 subsequent to June 30, 1995.

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

        As previously reported, the Company was named as a defendant in two lawsuits, one of which was brought by the entity which sold the property to the Canadian Pavilion Borrower under a lender liability theory and the second lawsuit was brought by the City of New Orleans and NOEHA demanding that the Company's mortgages memorializing the Canadian Pavilion Loan be removed. The Company has completed a settlement with the plaintiffs wherein it assigned its interest in the collateral for the Canadian Pavilion Loan for $50,000 and a settlement and release from the litigation. Thus, the Company no longer maintains any interest in the collateral. As the Company had fully reserved against this loan, the settlement does not require the Company to take any further reserves.

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

        As of September 30, 1996, the outstanding loan balances, were $1,600,000 for the Crook Loan and $605,000 for the Hudspeth Loan. The report prepared for the Company by Coopers and Lybrand ("C&L") concluded that the market value of the fee simple interest in the Outlaws Casino was $2,500,000. As of December 31, 1995, the senior encumbrance on the Crook Parcel was $2,752,633. Therefore, the Company set up a reserve for the entire $1,600,000 of the Crook Loan. No reserve was taken by the Company against the Hudspeth Loan since there was no senior encumbrance and such loan was secured by the parking facility and not the Outlaws Casino.

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

        The Company modified the terms of the two Waikiki Loans on November 1, 1995 so as to require the Waikiki Borrower to make monthly payments of $15,042 with interest accruing at a rate of 11% per annum. As of September 30, 1996, the combined outstanding principal balances were $1,824,791. C&L appraised the subleasehold interest at International Marketplace at $2,510,000 at December 31, 1995. In light of this valuation, the Company has not set up a reserve for the principal amount of the Waikiki Loans.

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

        The carrying value of the Hemmeter Loan, including the Additional Principal and the Second Additional Principal, has been reduced by the Company three times, once at June 30 1995 by a $9,900,000 reserve, again at September 30, 1995 by a $2,950,000 reserve and finally by $977,000 at the time the California residences that served as collateral for the loan were sold. Also, approximately $611,000 of the $1,250,000 collateral preservation reserve made by the Company at June 30, 1995 was allocated to the Hemmeter Loan. After paying the costs associated with the sale of CBH's California residences, the Company received net proceeds of approximately $733,000. CBH and his wife still have personal liability for the remaining $14,267,000 balance of the loan. However, the current carrying value of the Hemmeter Loan is zero.

        On February 14, 1994, the Company made a loan to Grand Palais Casino, Inc. ("GPCI"), an affiliate of CBH, in the amount of $4,000,000 (the "GPCI Loan"). The proceeds of the GPCI Loan were used to cover certain expenses of GPCI incurred in connection with the development of the single land-based casino in New Orleans, Louisiana, of which GPCI was to be a one-third owner. The GPCI Loan bore interest at a rate of 14% per annum, payable quarterly in arrears, was secured by the personal guarantee of CBH and was due to mature on September 30, 1994. On April 8, 1994, an additional loan was made to GPCI in the amount of $2,250,000 under the same terms and conditions as the GPCI Loan. On September 30, 1994, both of the loans to GPCI, in the aggregate amount of $6,250,000, were extended to the earlier of demand or March 31, 1995. On November 16, 1994, the Company agreed to subordinate both GPCI loans to senior indebtedness of GPCI in the amount of $34,000,000 and to extend the term of the loan to February 25, 1998, in consideration for which the interest rates were increased to a rate equal to 150 basis points above the coupon rate of the $34,000,000 senior debt (then 19.75%) beginning January 1, 1995. On April 14, 1995, the Company sold the two loans made to GPCI to an unaffiliated third party for the sum of $6,250,000 plus all accrued and unpaid interest through the date of the sale.

        On April 25, 1995, the Company made a loan to Hemmeter Enterprises, Inc. ("HEI"), an affiliate of CBH, in the amount of $1,000,000, bearing interest at the rate of 12% per annum, payable quarterly in arrears, and due on demand (the "HEI Loan"). HEI, either directly or through affiliated entities, was in the business of developing, owning and operating gaming and related entertainment facilities. HEI was a one-third partner in the partnership attempting to develop the sole land-based casino in New Orleans, Louisiana, and a 50% partner in a joint venture which developed and operated a riverboat gaming project in New Orleans. In addition, HEI developed, owned and operated two of the largest casinos in Colorado. The proceeds of the HEI Loan were utilized by HEI for working capital purposes and were secured by the guaranty of CBH.

        On May 13, 1995, the Company agreed to provide HEI with a senior bank facility in the amount of $4,000,000 (the "HEI Senior Bank Facility"). The HEI Senior Bank Facility was secured pari passu by deeds of trust for real properties known as the Bullwhackers Casinos in Central City and Black Hawk, Colorado, a second mortgage on the Canadian Pavilion Property and a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI"), an affiliate of CBH, and a collateral assignment of GPRI's interests in the riverboat joint venture which was operated in New Orleans. The HEI Senior Bank Facility was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and by CBH. The Company made an initial funding of $2,000,000 of the $4,000,000 HEI Senior Bank Facility and $1,000,000 of the loan proceeds were utilized to repay the HEI Loan. The HEI Senior Bank Facility bore interest at the rate of 12% per annum and was scheduled to mature on September 30, 1995. On June 30, 1995, the Company determined that it would not advance any additional sums to HEI under the terms of the HEI Senior Bank Facility. In October 1995, HEI and GPRI both filed for bankruptcy protection. The plans of reorganization of HEI and GPRI were approved by the bankruptcy courts and in June 1996 in satisfaction of its interest the Company received the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming");
(ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." In addition, the Company is also entitled to receive a small number of warrants of Casino America, Inc., the exact number has not yet been determined. See Note 4, "Note Receivable and Investment Securities", of the Notes to Financial Statements for further details regarding the Company interest in these instruments pursuant to the bankruptcy settlements.

        As of September 30, 1996, the Company had approximately $948,737 in cash and cash equivalents and investments securities.

        Management of the Company is continuing with its negotiations with the Company's borrowers and is monitoring the activities of such entities with a view towards maximizing the recovery on each of its loans, and in an effort to enhance Stockholder value.

RESULTS OF OPERATIONS

            Net assets in liquidation decreased from a balance of $13,057,684 at December 31, 1995 to a balance of $5,819,201 at September 30, 1996. The decrease resulted from the Company's payment of its operating expenses as well as the recognition of an allowance for impairment of investment in loans and accrued interest in the amount of $5,500,000.

        Total revenue for the nine months ended September 30, 1996 was $66,593 compared to $1,651,343 for the same period in 1995. This decrease is primarily due to a termination of interest payments on the Company mortgage and demand loans by its Affiliated Borrowers during the second quarter of 1995, as discussed above. Total revenue for the quarter ended September 30, 1996 was $6,630 as compared to $21,725 for the same period in 1995. The decrease in total revenue is primarily due to a decrease in interest income on cash and cash equivalents. Interest income decreased due to a decrease in cash available for investment.

        Operating expenses for the nine months ended September 30, 1996 were $1,687,876 compared to $949,987 for the same period in 1995. Operating expenses for the quarter ended September 30, 1996 were $397,524 as compared to $339,964 for the quarter ended September 30, 1995. This increase was due to increased legal fees and liquidation costs related to the announcement of the Company's self-liquidation and the litigation as discussed in Part II, Item 1. During the nine months and quarter ended September 30, 1996, the Company recognized an allowance for impairment on loans and accrued interest in the amount of $5,500,000 regarding its New Sint Maarten Loan based upon the minimum sales price of $7,000,000 established for the auction of the Sint Maarten Property pursuant to the foreclosure sale implemented by the senior lender and scheduled for November 14, 1996. In addition, during the nine months and quarter ended September 30, 1995, the Company recognized allowances for impairment in loans and accrued interest and provisions for collateral protection costs of $17,167,903 and $5,550,000, respectively, as a result of the initial defaults on its mortgage and demand loans receivable as discussed above in Liquidity and Capital Resources.

OTHER INFORMATION

        During June 1996 the Company's shares of common stock were approved for listing on the NASDAQ Electronic Bulletin Board under trading symbol RIIV.


                           PART II.  OTHER INFORMATION

ITEM 1.  LITIGATION

        On July 3, 1995, a complaint was filed against the Company, CBH, MMH and Deloitte & Touche LLP, the Company's independent auditors, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and other provisions of Federal law and the rules promulgated by the Securities and Exchange Commission, "Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665." On August 24,1995, a second suit alleging similar violations was filed in the U.S. District Court for the District of Colorado against each of the defendants in the lawsuit described earlier, as well as Daniel D. Lane, (DDL), Christopher R. Hemmeter
(CRH), Gregory Hooper (GH) and John R. Young (JRY), "Contract v. Resort Income Investors,Inc., et al., Doc. No. 95 B. 2184." In November, 1995, the two actions were consolidated. On November 27, 1995, the plaintiffs moved to have the consolidated actions certified as a class action for investors who purchased or acquired stock in the Company between March 1, 1993 and June 29, 1995. On December 6, 1995, the plaintiffs filed a consolidated amended complaint seeking to prosecute the suit as a class action. On January 16, 1996, the defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On February 29, 1996, the defendants filed opposition papers to plaintiff's motion for class certification. The consolidated amended complaint seeks an unspecified amount of actual damages and reimbursement of costs and expenses. On October 25, 1996, the Court heard arguments on the defendants' motion to dismiss and the plaintiff's notice for class certification.

        No assessment of the outcome of this action or the amount or range of any loss that might be incurred by the Company can be made at this time. However, the Company intends to defend against the charges as it believes it did not violate the federal securities laws. Pursuant to the Company's by-laws and Delaware law, the Company will advance CBH's, MMH's, CRH's, GH's, DDL's and JRY's costs of defense in this matter. No estimates can reasonably be made at this time of the costs of defense of the Company, CBH, MMH, CRH, GH, DDL and JRY.

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

        On October 25, 1995, the Securities and Exchange Commission (the "Commission") issued a formal order of investigation captioned In the Matter of Resort Income Investors, Inc., Case No. HO-5327. In connection with the investigation, the Company was requested to produce certain documents and information. The Company has complied with these requests. The Company has been advised that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred, nor as a reflection upon any person, entity, or security. The Company cannot, at this time, predict the outcome of the investigation or the financial impact, if any, to the Company.

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

        Exhibit Number                    Description

            3.(a)                         Restated Certificate on Incorporation
            3.(b)                         Amended and Restated By-Laws

        (b) No reports on Form 8-K were filed by the Company for the quarter ended September 30, 1996:

        Items 2, 3, 4 and 5 of Part II are omitted because of the absence of conditions under which they are required.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 13, 1996     RESORT INCOME INVESTORS, INC.
                             (Registrant)

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