Form 10KSB
period 1996-12-31
RESORT INCOME INVESTORS INC
filed 1997-04-15
CIK 837336

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                                FORM 10-KSB

[  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1996

                                    OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______ to _______.

                      Commission File Number  1-10084


                       RESORT INCOME INVESTORS, INC.
              ----------------------------------------------
              (Name of small business issuer in its charter)

         Delaware                                     36-3593298
(State of other jurisdiction of                  (I.R.S. Employer Iden-
incorporation or organization)                   tification Number)

 150 South Wacker Drive, Suite 2900, Chicago, Illinois       60606
    (Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (312) 683-3323

Securities registered pursuant to Section 12(b) of the Exchange Act:

 Title of each class          Name of each exchange on which registered
Shares of Common Stock             NASDAQ Electronic Bulletin Board

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                   None
                             (Title of Class)

Check whether the Issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  .  NO     .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the number of shares of common stock outstanding as of March 10, 1997: 4,156,000.

State issuer's revenues for its most recent fiscal year:  $70,703.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,081,193.

                    DOCUMENTS INCORPORATED BY REFERENCE

A portion of the prospectus of the Registrant dated October 24, 1988 (the "Prospectus") and filed pursuant to Rule 424 under the Securities Act of 1933 is incorporated by reference into Parts II and III of this Annual Report on Form 10-KSB.




                             TABLE OF CONTENTS



                                                             Page
                                                             ----

PART I

ITEM 1.      DESCRIPTION OF BUSINESS . . . . . . . . . . . .    1

ITEM 2.      DESCRIPTION OF PROPERTY . . . . . . . . . . . .    4

ITEM 3.      LEGAL PROCEEDINGS . . . . . . . . . . . . . . .    4

ITEM 4.      SUBMISSION OF MATTERS TO A
             VOTE OF SECURITY HOLDERS. . . . . . . . . . . .    5


PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS . . . . . . . . . .    6

ITEM 6.      MANAGEMENT'S DISCUSSION AND
             ANALYSIS OR PLAN OF OPERATION . . . . . . . . .    7

ITEM 7.      FINANCIAL STATEMENTS  . . . . . . . . . . . . .   16

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE. . . . . . . . . . . . . .   16


PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS; COMPLIANCE
             WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . .   17

ITEM 10.     EXECUTIVE COMPENSATION. . . . . . . . . . . . .   18

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT . . . . . . . . . . . . .   19

ITEM 12.     CERTAIN RELATIONSHIPS AND
             RELATED TRANSACTIONS. . . . . . . . . . . . . .   20


PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . .   21



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   22





                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section headed "Management's Discussion and Analysis of Financial Condition and Results of Operations." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

     The Registrant, Resort Income Investors, Inc. (the "Company"), is a Delaware corporation organized pursuant to a Certificate of Incorporation filed on July 20, 1988. The Company commenced a public offering of up to 3,600,000 shares of common stock (subject to increase to 4,140,000 shares to cover over-allotments) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on October 24, 1988. Pursuant to the public offering, the Company received gross proceeds of $51,750,000 from the sale of 4,140,000 shares, plus an additional $200,000 from the sale of 16,000 shares to RC&H, Inc. ("RC&H"), the Company's initial investment manager, at the public offering price of $12.50 per share.

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

     The Company announced on June 29, 1995, that it would commence an orderly self-liquidation of its assets over an estimated 24- to 36-month period. The Company also determined that it would take a charge to income in the second quarter of 1995 in an amount that, in management's judgment, would be adequate to absorb estimated losses related to the loan portfolio.

The amount of the charge was based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans and also reflected management's judgments concerning the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest, in light of CBH's inability to perform on his guarantees in a timely manner. The Company reflected, for the second quarter of 1995, an allowance of $10,367,903, consisting of $9,900,000 for the loan to CBH and $467,903 for uncollectibility of interest accrued as of December 31, 1994 but unpaid as of June 30, 1995. Further, interest of $2,043,017 accrued during 1995 but unpaid as of June 30, 1995, was reversed by a charge against interest income. Additionally, $1,250,000 was provided for amounts that management estimated would be needed to advance to first lien holders and others to protect the Company's collateral position while the plan of liquidation, which includes negotiations with CBH and the Affiliated Borrowers, is accomplished.





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

     In addition, the Company, on June 29, 1995, also terminated its advisory agreement with RII Advisors, Inc. ("RII Advisors"), the Company's investment manager, which entity was controlled by affiliates of CBH.

     On August 8, 1995, CBH resigned as Chairman of the Board, President and Chief Executive Officer of the Company and Mr. Mark M. Hemmeter, the son of CBH, resigned his positions with the Company as Executive Vice President, Secretary, Treasurer and Director of the Company. On such date, the resignations of CBH and Mark Hemmeter were accepted by the Independent Directors. Also, the Company decided that Mr. John R. Young, an Independent Director since the Company's inception in 1988, would become the Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer of the Company immediately. Also, Mr. Daniel
D. Lane, an Independent Director of the Company since 1990, would remain an Independent Director of the Company and also be designated as the Company's Secretary, Treasurer and Chief Accounting Officer. At this time, the Company also retained the consulting services of Mr. Neil D. Hansen to work with the Company's Directors in connection with the Company's orderly self-liquidation of its assets. From the inception of the Company through 1990, Mr. Hansen was the Company's Executive Vice President, Secretary and Treasurer. The Company also decided to relocate its headquarters to Chicago, Illinois and establish banking relations with LaSalle National Bank of Chicago.

     The Company determined to suspend distribution payments to the Stockholders in light of the pending litigation filed against the Company and certain of its current and former officers and directors. See Item 3.

     From inception of the Company until May 4, 1991, RC&H acted as the Company's investment manager. On February 16, 1991, a majority of the then independent directors of the Company authorized the termination of the investment management agreement with RCH effective May 4, 1991. On such date, RII Advisors became the Company's Investment Manager. Both advisors were controlled by affiliates of CBH. As described earlier, on June 29, 1995, the Company terminated its investment management agreement with RII Advisors and retained Mr. Hansen, an outside consultant, to assist the Directors in the orderly self-liquidation of the Company. RC&H and RII Advisors, when discussed in connection with their capacity as the former investment managers to the Company, shall be referred to herein collectively as the "Investment Manager."




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

     The Company's objective was to structure its Mortgage Loan portfolio to provide for the receipt of points, base interest and bonus interest at combined rates sufficient to allow the Company to make distributions to the Stockholders on a quarterly basis, at a rate equal to a 12% per annum, non-compounded, cumulative return on the initial public offering price ($12.50 per share), or $1.50 per share annually. This return was guaranteed (the "Cash Flow Guaranty") for the period from October 31, 1988 (initial closing date) through October 31, 1991 (the "Cash Flow Guaranty Period"). Throughout such period, Affiliated Borrowers were obligated to pay supplemental interest in amounts necessary to enable the Company to make the specified distributions, which amounts were provided by the Guarantor to the Affiliated Borrowers pursuant to the Cash Flow Guaranty. During the Cash Flow Guaranty Period a total of $385,528 of supplemental interest was required and subsequently paid in order that the Company meet its cash flow requirements under the Cash Flow Guaranty. These amounts were credited dollar-for-dollar against up to 50% of the amounts later remitted by the Affiliated Borrowers as bonus interest, and all but $11,752 of the total amount of supplemental interest was recaptured in this manner.

     Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting.

     On July 25, 1995, the Company was informed that the Securities and Exchange Commission (the "Commission") was conducting an informal inquiry of matters related to the Company. The Company has and continues to provide information to the Commission in response to the Commission's document requests. On October 25, 1995, the Commission converted the informal inquiry to a formal investigation.

     In October 1995, the Company also decided to retain an independent financial advisor to review the status of the Company's loans, the financial position of the Affiliated Borrowers and the proposed work out plans to be presented by the Affiliated Borrowers. It was determined that an independent third party with extensive experience in real estate finance related matters would provide the Directors with additional pertinent information so as to assist the Directors as the Company proceeds with its self-liquidation. The Company sought bids from various independent financial advisors and retained the firm of Coopers & Lybrand L.L.P. ("C&L") on November 3, 1995. C&L analyzed certain assets securing the Company's Waikiki, Outlaws, Canadian Pavilion, Sint Maarten and CBH Loans. The scope of services included analysis of the current status of the loans, alternative courses of action and C&L's recommendations with regards to an appraisal estimating the value of one of the assets collateralizing one of the Company's loans.

     The Company also decided that it would seek to locate an additional Director who would be considered independent under the terms of the Company's Amended and Restated By-Laws. On January 26, 1996, Messrs. Young and Lane appointed Mr. Thomas A. Ellsworth as an Independent Director of the Company, as well as a member of its Audit Committee. See Item 9.

     As of December 31, 1996, the Company's investment in loans had a carrying value of $4,127,891, which is net of a $14,267,000 allowance for impairment of the loan to CBH and his wife, a $11,115,700 allowance for impairment of the Company's loan to R.C.H. Investments, L.L.C., an Affiliated Borrower, and a $1,686,200 allowance for impairment on the Company's loans to the Outlaws Borrower, an Affiliated Borrower. At December 31, 1996, all the loans are on non-accrual status. Additionally, at December 31, 1996, the Company had advanced approximately $743,000 to the Affiliated Borrowers in an effort to protect the Company's collateral positions.

     The Company qualified and will be treated as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended, for the year ended December 31, 1996. Management of the Company believes that the Company will not be required to make distributions to the Stockholders in the near term to maintain its status as a REIT.

     The Company did not directly employ any persons during 1996. The Independent Directors were compensated for their services as directors and the Company entered into consulting arrangements with Messrs. Young and Hansen. See Items 9 and 10 for further details.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company was formed to make Mortgage Loans and Temporary Investments collateralized by interests in non-operating real property or other real estate investment trust qualifying assets and will not own any properties unless it is a result of a foreclosure action against the collateral of its Affiliated Borrowers. See Notes 4 and 5 of the Notes to Financial Statements for information pertaining to the properties which collateralize the Company's loans.


ITEM 3.  LEGAL PROCEEDINGS

     (a & b)

     On July 3, 1995, a class action complaint captioned "Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665" was filed against the Company, CBH, Mark M. Hemmeter ("MMH") and Deloitte & Touche LLP, the Company's independent auditors at that time, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and other provisions of the federal securities laws and the rules promulgated by the Securities and Exchange Commission (the "Commission"). On August 24, 1995, a second class action suit captioned "Contract v. Resort Income Investors, Inc., et al., Doc. No. 95 B 2184," alleging similar violations of the federal securities laws, was filed in the U.S. District Court for the District of Colorado against each of the defendants in the Sarnoff lawsuit and Daniel D. Lane ("DDL"),




ITEM 3.  LEGAL PROCEEDINGS (Continued)


Christopher R. Hemmeter ("CRH"), Gregory Hooper ("GH") and John R. Young ("JRY"). In November 1995, the two actions were consolidated. On November 27, 1995, the plaintiffs moved to have the consolidated actions certified as a class action for investors who purchased or acquired stock in the Company between March 1, 1993 and June 29, 1995. On December 6, 1995, the plaintiffs filed a consolidated amended complaint containing similar allegations or claims as asserted in the SARNOFF and CONTRACT class actions. The consolidated amended complaint seeks an unspecified amount of actual damages and reimbursement of costs and expenses. On January 16, 1996, the defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On February 29, 1996, the defendants filed opposition papers to the plaintiffs' motion for class certification. On October 25, 1996, the Court heard arguments on the defendants' motion to dismiss and the plaintiffs' notice for class certification. No ruling has been issued to date. The parties are currently engaged in discovery.

     No assessment of the outcome of this action or the amount or range of any loss that might be incurred by the Company can be made at this time. However, the Company intends to defend against the charges as it believes it did not violate the federal securities laws. Pursuant to the Company's by-laws and Delaware law, the Company is advancing CBH's, MMH's, CRH's, GH's, DDL's and JRY's costs of defense in this matter. CBH, MMH, CRH, GH, DDL and JRY have executed undertakings to repay the Company for the advances if it is ever determined that they were not entitled to receive the advances. No estimates can reasonably be made at this time of the costs of defense of the Company, CBH, MMH, CRH, GH, DDL and JRY.

     In June 1995, two derivative actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County, "Alpert v. Hemmeter et al., Doc. No. 14839," and "Frank, et al. v. Hemmeter et al.," Doc No. 14413. The Company is a nominal defendant in each of these cases. The defendants in both cases are CBH, MMH, DDL and JRY. The complaints purport to allege that the officers and directors breached their fiduciary duties to the Company, wasted Company assets and that CBH stood in a conflict of interest position. The complaints have now been consolidated. The defendants have moved to dismiss the consolidated derivative action for failure to comply with the requirements of Delaware law. Pursuant to the Company's by-laws and Delaware law, the Company will advance to the individual defendants their defense costs. CBH, MMH, CRH, GH, DDL and JRY have agreed to repay the Company for the advances if it is ever determined that they were not entitled to receive the advances. No estimate can reasonably be made at this time of the costs of defense. Both complaints pray for unspecified damages.

     On October 25, 1995, the Commission issued a formal order of investigation captioned In the Matter of Resort Income Investors, Inc., Case No. HO-5327. In connection with the investigation, the Company was requested to produce certain documents and information. The Company has complied with these requests. The Company has been advised that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred, nor as a reflection upon any person, entity or security. The Company cannot, at this time, predict the outcome of the investigation or the financial impact, if any, to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a - d)  None




                                  PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's shares of common stock were listed and traded on the American Stock Exchange (the "AMEX") under the symbol "RII" until the Company's shares were delisted from the AMEX on April 26, 1996. Subsequently, a market for the Company's common stock was established via the electronic bulletin board system of the National Association of Securities Dealers Automated Quotations ("NASDAQ EBB"), under the symbol "RIIV." The high and low sales prices for the shares by quarter for the two years ended December 31, 1996 were as follows:

                 Quarter         Quarter's        Quarter's
                 Ending            High             Low
                 -------         ---------        ---------

                 03/31/95          $10.375           $8.500
                 06/30/95           10.500            2.000
                 09/30/95            4.375            1.875
                 12/31/95            2.813            1.000

                 03/31/96            1.500            1.063
                 06/30/96            1.000             .400
                 09/30/96             .688             .375
                 12/31/96             .547             .156


     (b) As of the date hereof, there are approximately 851 recordholders of the Company's shares.

     (c) The Company paid a distribution to the Stockholders in the amount of $1,558,500, or $.375 per share, on May 10, 1995. The Company did not pay any distributions to the Stockholders in 1996. For the years ended December 31, 1995 and 1996, return of capital constituted $0.375 and $0 per share; respectively. These distributions provided each Stockholder with a cash return on the original issue price ($12.50 per share) equal to 3.0% per annum for 1995 and 0% for 1996.

     The Company intends to make distributions to Stockholders in a amount equal to at least 95% of its taxable income in order to continue to qualify as a REIT in accordance with the Code. The Company intends to make liquidating distributions as cash receipts from loan recoveries are received, less any amounts reserved to cover Company operating needs prior to completion of the liquidation, including the cost of defending the pending litigation. The Company continues in its determination to suspend distribution payments to the Stockholders in light of the pending litigation filed against the Company and certain of its current and former officers and directors and to protect the Company's collateral position. See Item 3.

      On March 25, 1996, the Company announced that it will not appeal the decision of the AMEX to remove its common stock from the AMEX and, therefore, has consented to such removal. This action became necessary since the Company decided to self-liquidate in an orderly fashion and no longer satisfied the financial guidelines of the AMEX for continued listing. Subsequent to the delisting from the AMEX on April 26, 1996, a market for the Company's common stock was established via the NASDAQ EBB.




ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section headed "Description of Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

     PLAN OF OPERATION

     As of December 31, 1996, the Company had four temporary investments outstanding with carrying values totalling $4,127,891. Each of these temporary mortgage loan investments, the status of which are described below, were declared in default during 1995. Since June 30, 1995, the Affiliated Borrower of the Waikiki and Waikiki II loans (collectively, the Mideast and China Trading Company ("MCTC") Loans), with a combined principal balance of $1,900,000, made interest payments in December 1995 of $45,125 and during the quarter ended March 31, 1996, in the amount of $30,084. The Company has applied the $75,209 of interest payments received against the carrying amount of the loan. The Company did not receive any additional interest payments on the MCTC Loans during the quarter ended December 31, 1996, nor has the Company received any additional interest payments on any of the Company's other loans subsequent to the announcement on June 29, 1995 of the Company's plan to commence an orderly self-liquidation.

     The Company will not make any new loans, however, the Company has advanced and may continue to advance funds to the Affiliated Borrowers to the extent deemed necessary to protect the Company's position in the underlying collateral. As of December 31, 1996, the Company has advanced approximately $743,000 to the Affiliated Borrowers in an effort to protect the Company's collateral positions. The Company will consider making distributions to Stockholders during the course of the liquidation process, although the amount and timing of such distributions are not predictable. However, as a result of the uncertainty caused by the lawsuits described in
Item 3, management of the Company is continuing in its decision that no periodic liquidating distributions will be made to the Stockholders of the Company. The Company reevaluates this position on an ongoing basis. The Company believes that it will not be required to make distributions in the near term to maintain its status as a REIT. Although reserves have been established and expenses incurred regarding the protection of its loan collateral, it is the Company's intent to pursue collection of these costs as incurred. The statement of net assets reflects the Company's best estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest are based on an analysis of each loan by both the Directors, as well as valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimates reflected in the December 31, 1996 statement of net assets.





     The Company's near term capital requirements will be for ongoing operating costs during the period of self-liquidation and the costs incurred in connection with the defense of the pending litigation. The Company believes that its existing cash, cash equivalents and investment balances should be adequate to fund its near-term capital requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

     The Company loaned $12,900,000 (the "Sint Maarten Loan") to R.C.H. Investments, N.V., an affiliate of the Investment Manager (the "Sint Maarten Borrower"), which was secured by a second mortgage on a 28-acre site on the island of Sint Maarten in the Netherlands Antilles (the "Sint Maarten Property"). This loan matured on May 7, 1992. On May 12, 1992, the Company agreed to make a new loan to the Sint Maarten Borrower in the amount of $12,900,000 (the "New Sint Maarten Loan") to replace the Sint Maarten Loan. The New Sint Maarten Loan had an original term of approximately 12 months, and was scheduled to mature on May 7, 1993. The New Sint Maarten Loan was modified a number of times to increase the interest rate and extend the maturity date. In December 1994, the New Sint Maarten Borrower transferred its interests in the Sint Maarten Property and the attendant obligation related to the New Sint Maarten Loan to R.C.H. Investments, L.L.C., a Delaware limited liability company, whose constituent members are the shareholders of the Sint Maarten Borrower (the "New Sint Maarten Borrower"). On December 29, 1994, the New Sint Maarten Borrower received an extension of the New Sint Maarten Loan to June 30, 1995 and the demand feature was withdrawn in consideration for which the interest rate could be increased prior to maturity at the option of the Company. Due to the inability of the Affiliated Borrower, as well as CBH in his capacity as the guarantor of the New Sint Maarten Loan, to fulfill their obligations under the terms of the New Sint Maarten Loan, the Company converted the New Sint Maarten Loan to a demand loan on June 30, 1995, the date the New Sint Maarten Loan was scheduled to mature.

     The Sint Maarten Property also secured a first mortgage in the principal amount of $4,000,000 in favor of a lender unaffiliated with the Affiliated Borrowers. Interest payments due the senior lender subsequent to June 30, 1995 and through December 31, 1995, in the amount of approximately $354,000 were funded by the Company and charged against the $1,250,000 provided for by the Company to protect the collateral positions on the Company's various loans. The senior encumbrance matured on December 31, 1995. The Affiliated Borrower requested an extension of the loan from the senior lender.

     Based upon the results of an appraisal prepared by an independent third party, the carrying value of the New Sint Maarten Loan was $7,900,000 as of December 31, 1995 after a $5,000,000 reserve for impairment of value was recorded against the loan during the quarter ended December 31, 1995. The Affiliated Borrower received a formal demand for payment from the senior lender which demand stated that if payment was not received by June 13, 1996, the senior lender would institute legal proceedings against both the Affiliated Borrower and CBH personally, as the guarantor of such loan. Representatives of the Company met with the senior lender during the second quarter of 1996 and were informed that the senior lender had commenced the foreclosure process. In connection with the foreclosure process undertaken by the senior lender, the Sint Maarten Property was put out to auction. Pursuant to the terms of the auction, a minimum bid of $8,000,000 was required and if a bid equal to or in excess of such amount was not received, the auction process would be continued at a later date with a lesser minimum bid. On September 26, 1996, the auction for the Sint Maarten Property was held, however, the minimum bid was not received. In this regard, the auction was rescheduled for November 14, 1996 and the minimum bid was reduced to $7,000,000. Based on this new minimum auction price, the Company took an additional reserve, as of September 30, 1996, for $5,500,000. On November 14, 1996, the auction for the Sint Maarten




Property was continued, however, the minimum bid was not received and it was rescheduled again until December 12, 1996. As had occurred in September and November, no minimum bid was received. The auction then was rescheduled for January 30, 1997. At the auction on January 30, 1997, a bid was received in an amount sufficient to retire the amount of the principal balance of the first mortgage plus all accrued and unpaid interest and the related fees and costs of the senior lender and provide the Company with approximately $1,784,300. On February 6, 1997, the Company received the $1,784,300 of proceeds from the sale by public auction of the Sint Maarten Property. As a condition to the sale, the Company released its liens against the Sint Maarten Property. Thus, the Company no longer maintains any interest in the Sint Maarten Property. For the quarter ended December 31, 1996, the Company recorded a final loss reserve in the amount of $615,700 to reflect the current carrying value of $1,784,300.

     On February 11, 1992, the Company made two demand loans to Outlaws Casino, Ltd., an affiliate of the Investment Manager (the "Outlaws Borrower") in the amounts of $1,200,000 (the "Crook Loan") and $500,000 (the "Hudspeth Loan") (collectively, the "Outlaws Loans"). The Outlaws Borrower sought the loans in order to fund a portion of the acquisition of two adjacent parcels of land in Black Hawk, Colorado, known as the Crook Parcel (approximately 16,000 square feet) and the Hudspeth Parcel (approximately 5,500 square feet). The Outlaws Borrower originally planned to combine the Crook Parcel and the Hudspeth Parcel and construct a casino of approximately 50,000 square feet containing approximately 800 slot machines thereon. The Outlaws Loans are collateralized by an assignment of a partnership interest in the Outlaws Borrower; the Crook Loan is also secured by a second mortgage on the Crook Parcel which is subordinated to a seller note with a principal balance at December 31, 1996 of $2,561,621. The Hudspeth Loan is also secured by a first mortgage on the Hudspeth parcel. There is no senior encumbrance on the Hudspeth Parcel.

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

     In October 1995, representatives of the Outlaws Borrower informed the Company that the Outlaws Casino had very little cash and that its bills were approximately 45 days in arrears. Such representatives also told the Company that it was an absolute necessity for the Outlaws Casino to build up its working capital reserves to approximately $150,000 so as to be able to fund the operating deficits which usually occur in the winter due to the weather conditions which hinder ingress and egress to the casinos located in Black Hawk, Colorado. The Company was also advised that the October mortgage payment on the senior encumbrance secured by the Crook Parcel was not made and that the Outlaws Borrower was in negotiations with the senior lender to revise the terms of the loan. In addition, these representatives informed the Company that they were developing a marketing plan for the Outlaws Casino which would appeal to local patrons who do not desire to game in a large casino and that a potential sale of the Outlaws Casino would need to be deferred until spring of 1996.





     Based on this information, the Company decided to modify the terms of the Outlaws Loans to require the Outlaws Borrower to make monthly payments of "net revenue" from the casino and real estate which the Outlaws Borrower had mortgaged to the Company as security for the loans (the "Properties"). Net revenue is defined as all operating revenues from the Properties less:
(a) the ordinary and reasonable expenses of the operation of the Properties; (b) the interest and principal payments required by the existing senior lender on the property which secures the Crook Loan; and
(c) the funds necessary to maintain no less than $150,000 of working capital. The Company also stated that in exchange for its forbearance from foreclosing on the Outlaws Loans, the Outlaws Borrower must deliver to the Company, on the first day of each month: (a) monthly operating reports setting forth the current financial performance of the Properties; (b) current balance sheets evidencing the financial condition of the Properties; and (c) rolling three-month projections for the businesses located on the Properties. In addition, the previous unpaid interest as of October 31, 1995, in the amount of $105,598, was capitalized and added to the outstanding balances of the Outlaws Loans. Simultaneously, due to uncertainties about the financial wherewithal of the Outlaws borrower, a loan loss reserve was taken in the same amount of $105,598. Despite the revised marketing plan of the Outlaws Borrower, operations at the Outlaws Casino have not resulted in the generation of funds necessary to allow for sufficient working capital, therefore, the Company did not receive any monthly payments of net revenue from the Outlaws Borrower during 1996.

     As of December 31, 1996, the outstanding loan balances, were $1,600,000 for the Crook Loan and $605,000 for the Hudspeth Loan. The report prepared for the Company by Coopers & Lybrand LLP ("C&L") dated January 15, 1996 concluded that the market value of the fee simple interest in the Outlaws Casino was $2,500,000. As of December 31, 1996, the senior encumbrance on the Crook Parcel was $2,561,621. Therefore, the Company set up a reserve for the entire $1,600,000 of the Crook Loan. During the fourth quarter of 1996, the Company set up a reserve for the Hudspeth Loan in the amount of $86,200 based on the valuation from an appraisal commissioned by the Company.

     On May 12, 1992, the Company made a demand loan in the amount of $900,000 (the "Waikiki Loan") to Hemmeter Investment Company, now known as Mideast and China Trading Company, a Hawaii general partnership, an affiliate of the Investment Manager (the "Waikiki Borrower"). The proceeds of the Waikiki Loan were used to acquire options on various properties in New Orleans, Louisiana, in connection with gaming-related developments pursued by the Hemmeter organization. The Waikiki Loan is secured by a sub-leasehold mortgage on the International Marketplace, a retail center in Honolulu, Hawaii (the "Waikiki Property"), CBH's personal guaranty and a collateral assignment of the Waikiki Borrower's interest as the sub-sublessor of the Waikiki Property. This loan bore interest at the rate of 9.5% per annum, payable quarterly in arrears, and was due on the earlier of demand or May 12, 1993. The Company agreed to extensions of the term of the Waikiki Investment through September 30, 1994. On September 30, 1994, the Waikiki Investment was further extended to March 31, 1995 in consideration for which the interest rate was increased to 19.5%, 10% of which accrued and was to be payable at the time the Waikiki Loan matured. On March 16, 1995, the Company agreed to further extend the maturity of the Waikiki Investment to June 30, 1995. On June 30, 1995 this loan went into default. As a result, the Company ceased accruing interest on the Waikiki Loan and converted it to a demand loan.

     On April 8, 1994, the Company made a demand loan in the amount of $1,000,000 (the "Waikiki II Loan") to the Waikiki Borrower. The proceeds of the loan were used to fund working capital requirements of Grand Palais Casino, Inc. ("GPCI"), an affiliate of the Company. The Waikiki II Loan is also secured by the Waikiki Property, CBH's personal guaranty and a collateral assignment of the Waikiki Borrower's interest as the sub-sublessor of the Waikiki Property. This loan bore interest at the rate of




9.5% per annum payable quarterly in arrears, and was due on the earlier of demand or October 8, 1994. On September 30, 1994, the Waikiki II Loan was extended to the earlier of demand or March 31, 1995 in consideration for which the interest rate was increased to 19.5%, 10% of which accrued and was to be payable at the time the Waikiki II Loan matured. On March 16, 1995, the Company agreed to further extend the maturity of the Waikiki II Loan to June 30, 1995. On June 30, 1995 this loan went into default. Consequently, the Company ceased accruing interest on the Waikiki II Loan for financial statement purposes only and converted it to a demand loan.

     The Company modified the terms of the two Waikiki Loans on November 1, 1995 so as to require the Waikiki Borrower to make monthly payments of $15,042 with interest accruing at a rate of 11% per annum. As of December 31, 1996, the combined outstanding principal balances were $1,824,791. C&L appraised the subleasehold interest at International Marketplace at $2,510,000 at December 31, 1995. In light of this valuation, the Company has not set up a reserve for the principal amount of the Waikiki Loans.

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

     As previously reported, the Company was named as a defendant in two lawsuits, one of which was brought by the entity which sold the property to the Canadian Pavilion Borrower under a lender liability theory and the second lawsuit was brought by the City of New Orleans and NOEHA demanding that the Company's mortgages memorializing the Canadian Pavilion Loan be removed. The Company completed a settlement with the plaintiffs in 1996 wherein it assigned its interest in the collateral for the Canadian Pavilion Loan for $50,000 and a settlement and release from the litigation.

Thus, the Company no longer maintains any interest in the collateral. As the Company had fully reserved against this loan, the settlement did not require the Company to take any further reserves.

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

In response to CBH's request, the Company agreed that: (i) it would release its lien on the Hawaii residence effective January 3, 1995; (ii) the maturity date of the Hemmeter Loan, including the Additional Principal, be extended to June 30, 1995; and (iii) the interest rate on the Hemmeter Loan and the Additional Principal be increased to 22.7% and 23%, respectively, assuming that the Company's lien on CBH's Hawaiian residence is released. Thirteen percent of the interest on both the Hemmeter Loan and the Additional Principal was to be paid under the same terms as described above, and the remaining 9.7% of the Hemmeter Loan and the remaining 10% of the Additional Principal would accrue and be payable upon the maturity or earlier repayment of the Hemmeter Loan and the Additional Principal. The lien on the Hawaii residence was released on January 3, 1995 and the new interest rates for the Hemmeter Loan and the Additional Principal took effect on such date. On May 2, 1995, the Company agreed to a further modification of the Hemmeter Loan to provide for an additional $1,000,000 (the "Second Additional Principal") thereby increasing the principal amount of the Hemmeter Loan to $15,000,000. The Second Additional Principal bore interest at the rate of 23%, 10% of which was to be payable upon the maturity or earlier prepayment of the Second Additional Principal.





     The carrying value of the Hemmeter Loan, including the Additional Principal and the Second Additional Principal, was reduced by the Company three times, once at June 30, 1995 by a $9,900,000 reserve, again at September 30, 1995 by a $2,950,000 reserve and finally by $977,000 at the time the California residences that served as collateral for the loan were sold. Also, approximately $611,000 of the $1,250,000 collateral preservation reserve made by the Company at June 30, 1995 was allocated to the Hemmeter Loan. After paying the costs associated with the sale of CBH's California residences, the Company received net proceeds of approximately $733,000. CBH and his wife still have personal liability for the remaining $14,267,000 balance of the loan. However, the current carrying value of the Hemmeter Loan is zero.

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

     On April 25, 1995, the Company made a loan to Hemmeter Enterprises, Inc., ("HEI"), an affiliate of CBH, in the amount of $1,000,000, bearing interest at the rate of 12% per annum, payable quarterly in arrears, and due on demand (the "HEI Loan"). HEI, either directly or through affiliated entities, was in the business of developing, owning and operating gaming and related entertainment facilities. HEI was a one-third partner in the partnership attempting to develop the sole land-based casino in New Orleans, Louisiana, and a 50% partner in a joint venture which developed and operated a riverboat gaming project in New Orleans. In addition, HEI developed, owned and operated two of the largest casinos in Colorado. The proceeds of the HEI Loan were utilized by HEI for working capital purposes and were secured by the guaranty of CBH.

     On May 13, 1995, the Company agreed to provide HEI with a senior bank facility in the amount of $4,000,000 (the "HEI Senior Bank Facility"). The HEI Senior Bank Facility was secured pari passu by deeds of trust for real properties known as the Bullwhackers Casinos in Central City and Black Hawk, Colorado, a second mortgage on the Canadian Pavilion Property and a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI"), an affiliate of CBH, and a collateral assignment of GPRI's interests in the riverboat joint venture which was operated in New Orleans. The HEI Senior Bank Facility was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and by CBH. The Company made an initial funding of $2,000,000 of the $4,000,000 HEI Senior Bank Facility and $1,000,000 of the loan proceeds were utilized to repay the HEI Loan. The HEI Senior Bank Facility bore interest at the rate of 12% per annum and was scheduled to mature on September 30, 1995. On June 30, 1995, the Company determined that it would not advance any additional sums to HEI under the terms of the HEI Senior Bank Facility. In October 1995, HEI and GPRI both filed for bankruptcy protection. As of December 31, 1995, the Company recorded a $1,000,000 reserve against the carrying value of the HEI Senior Bank Facility. The plans of reorganization of HEI and GPRI were approved by the bankruptcy courts and in June 1996, in satisfaction of its interest, the Company received the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming"); (ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." On December 1, 1996, the Company received cash proceeds of $899 and an additional note in the principal amount of $34,000 with terms consistent with the original Colorado Gaming note representing the payment of interest due on the original Colorado Gaming note through December 1, 1996. In addition, the Company is also entitled to receive a small number of warrants of Casino America, Inc., the exact number has not yet been determined. See Note 3, "Note Receivable and Investment Securities", of the Notes to Financial Statements for further details regarding the Company interest in these instruments pursuant to the bankruptcy settlements.

     As of December 31, 1996, the Company had $473,063 in cash and cash equivalents and investment securities.

     Management of the Company is continuing with its negotiations with the Company's borrowers and is monitoring the activities of such entities with a view towards maximizing the recovery of each of its loans, and in an effort to enhance Stockholder value. Management of the Company currently believes that negotiations with the Company's remaining Affiliated Borrowers should be completed before the end of the second quarter of this year.

     As a result of the uncertainty caused by the class action and derivative lawsuits filed against the Company, certain of its current and former officers and directors, as well as the formal inquiry of the Securities and Exchange Commission, management of the Company is continuing in its decision that no periodic liquidating distributions will be made to the stockholders of the Company at this time. Management of the Company continues to reevaluate this position on an ongoing basis.

RESULTS OF OPERATIONS

     As a result of the announcement by the Company on June 29, 1995 of its intent to liquidate, the Company began reporting on the liquidation basis of accounting. The 1996 results are presented on the liquidation basis. The 1995 results are a combination of operations for the period January 1, 1995 through June 30, 1995 on a going concern basis as reported on the Statement of Operations and the operations for the period July 1, 1995 to December 31, 1995 are reported on a liquidation basis as reported in the Statement of Changes in Net Assets in Liquidation. See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" of the Notes to Financial Statements for further information.

                               1996 vs 1995

     Net assets in liquidation decreased from a balance of $13,057,684 at December 31, 1995 to a balance of $4,801,590 at December 31, 1996. The decrease resulted from the Company's payment of its operating expenses as well as the recognition of an allowance for impairment of investment in loans and accrued interest in the amount of $6,201,900.

     Total revenue for the year ended December 31, 1996 was $70,703 compared to $1,723,711 for the same period in 1995. This decrease is primarily due to a termination of interest payments on the Company's mortgage and demand loans by its Affiliated Borrowers during the second quarter of 1995, as discussed above.




     Operating expenses for the year ended December 31, 1996 were $1,912,678 compared to $2,482,132 for the same period in 1995. This decrease was due to decreased legal fees and liquidation costs related to the litigation as discussed in Part I, Item 3 and the announcement of the Company's self-liquidation. During the year ended December 31, 1996, the Company recognized allowances for impairment on loans and accrued interest in the amount of $6,115,700 on its New Sint Maarten Loan based upon the proceeds received on February 6, 1997 from the sale by public auction of the Sint Maarten Property and $86,200 on the Hudspeth Loan based on the valuation from an appraisal commissioned by the Company. During the year ended December 31, 1995, the Company recognized allowances for impairment in loans and accrued interest and provisions for collateral protection costs of $25,745,356 as a result of the initial defaults on its mortgage and demand loans receivable as discussed above in "Liquidity and Capital Resources above".






ITEM 7.  FINANCIAL STATEMENTS

     See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-KSB for the financial statements and financial statements schedules, where applicable.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 9, 1996, the Company dismissed Deloitte & Touche LLP ("D&T") as its independent auditing firm. D&T's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to the audit scope. The audit report for 1995 was modified to include explanatory paragraphs with respect to: (1) a change in accounting principles related to the Company's change to the liquidation basis of accounting, effective June 30, 1995; (2) uncertainties related to the realization of assets and satisfaction of liabilities in conjunction with the Company's liquidation; and (3) the emphasis of a matter related to: (a) the formal investigation of the Company by the Commission; (b) two purported class actions; and (c) three other actions then pending against the Company. During 1994 and 1995 and the subsequent interim period preceding such dismissal, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The decision to change accountants was recommended and approved by the Audit Committee of the Company's Board of Directors.

     On December 9, 1996, the Company engaged BDO Seidman, LLP ("BDO") as the new independent accountants to audit the Company's financial statements. During 1994 and 1995, and the subsequent interim period prior to engaging BDO, the Company had not consulted BDO regarding: (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report was provided to the Company and no oral advice was provided that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(l)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(l)(v) of Regulation S-K).







                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a, b, c, d & e) The directors and executive officers of the Company are:

     John R. Young           Chairman of the Board of Directors,
President, Chief Executive Officer and Chief Financial Officer

     Daniel D. Lane          Director, Secretary, Treasurer and Chief
Accounting Officer+

     Thomas A. Ellsworth     Director+


     John R. Young (63) - Chairman of the Board of Directors and President.

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

     Daniel D. Lane (62) - Director of the Company and member of the Audit Committee. Mr. Lane has been an Independent Director of the Company since 1990 and, on August 8, 1995, was appointed to be the Company's Secretary, Treasurer and Chief Accounting Officer, while also retaining his Independent Directorship. Mr. Lane is one of two founding principals and serves as Chairman and Chief Executive Officer of Newport Beach-based Lane/Kuhn Pacific, Inc. The company's business operations have included several originally formulated master-plan community development and home-building partnerships, including East Lake Development Company, Lane/Kuhn Pacific Communities and Lane/Kuhn Pacific Homes. In 1960, Mr. Lane founded Lan Ron Enterprises and its related entities. These companies engaged in the development of thousands of single-family homes. Mr. Lane also served as managing partner of Cadillac Fairview Homes West from 1977 to 1983. Mr. Lane has been a member of the Board of Directors of Fidelity National Financial, Inc. since 1992 and a member of the University of Southern California Board of Trustees since 1987. He received his Bachelors Degree in Real Estate from University of Southern California.





     Thomas A. Ellsworth (58) - Director of the Company and Chairman of the Audit Committee since January 26, 1996. Mr. Ellsworth is a principal of PKF Investments, a hotel real estate consulting and brokerage company which is a subsidiary of PKF Consulting, an international hotel consulting firm. Prior to joining PKF Investments in 1992, Mr. Ellsworth was a Senior Vice President and Director of Real Estate of ITT Sheraton Corporation. Mr. Ellsworth had been employed by ITT Sheraton Corporation and its predecessors since 1965. Mr. Ellsworth is a board member of the Ipswich Savings Bank, the Trustees of Reservations, the Massachusetts Farmland Conservation Trust and the Essex County Greenbelt. Mr. Ellsworth has a Bachelor of Science Degree in Hotel Administration from Cornell University.

----------------------

+    Member of the Audit Committee which is responsible for reviewing the
Company's annual financial statements and other matters relating to the Company's financial affairs.




ITEM 10.  EXECUTIVE COMPENSATION

     (a, b)      Not applicable.

     (c, d & e)  Not applicable.

     (f) The Company pays each Independent Director: (i) a fee of $20,000 per year (which amount may be increased or decreased at the discretion of the Directors); and (ii) reimbursements for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings of the Board of Directors. Mr. Lane received a fee of $20,000 for serving as an Independent Director for the entire year and Mr. Ellsworth received a fee of $18,333 for serving as an independent director for eleven months. The Company entered into a consulting arrangement with Mr. Young when he became the Company's President and Chief Executive Officer, effective July 1995, pursuant to which Mr. Young receives a fee of $10,000 per month. During the year ended December 31, 1996, the Company also paid the Independent Directors reimbursements aggregating approximately $29,000.

     (g) The Company does not have any employment contracts with any of its executive officers. In addition, the Company has no compensatory plan or arrangement with any of its executive officers which would be triggered by the retirement, resignation or any other termination of such executive officer's employment with the Company or a change in such executive officer's responsibilities following a change-in-control of the Company.

     (h)   Not applicable.








ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following entity is known by the Company to be the beneficial owner or more than 5% of the outstanding shares of beneficial interest as of March 10, 1997.

                                         Amount and Nature
Title          Name and Address of         of Beneficial       Percentage
of Class       Beneficial Owners             Ownership          of Class
--------       -------------------       -----------------     ----------

Common Stock   Gotham Partners, L.P.          216,966             5.2%
               237 Park Avenue,
               9th Floor
               New York, NY  10017

     (b) The following table sets forth the ownership of shares owned directly or indirectly by the Directors individually and by the Directors and officers of the Company as a group as of March 10, 1997.

                                         Amount and Nature
Title          Name and Address of         of Beneficial       Percentage
of Class       Beneficial Owners             Ownership          of Class
--------       -------------------       -----------------     ----------

Common Stock   John R. Young                500 shares        less than 1%
               155 Walpole Street
               Dover, Massachu-
               setts  02030

Common Stock   Daniel D. Lane              13,000 shares      less than 1%
               Lane/Kuhn Pacific, Inc.
               14 Corporate Plaza
               Newport Beach,
               California  92660

Common Stock   Thomas A. Ellsworth             None               None
               PKF Investments
               105 Belcher
               Essex, Massachu-
               setts  01920

               All Directors and           13,500 shares      less than 1%
               executive officers
               of the Company
               as a group

     (c) There are no known arrangements which may at a subsequent date result in a change of control of the Company.





ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     The Investment Manager was responsible for recommending investments and supervising the day-to-day operations of the Company. The investment management agreement directed the Investment Manager to make investment recommendations to the Directors, subject to the final approval of the Directors, and to monitor the Company's assets and operations so that the Company would continue to comply with the requirements of the Code for the activities of a REIT. The investment management agreement by and between the Company and RII Advisors was terminated by the Company as of June 30, 1995. The Investment Manager did not receive any compensation from the Company during 1995 or 1996.

     In August 1995, the Company retained Mr. Neil D. Hansen as a consultant to assist the Company in connection with overseeing its loans and their related collateral, investor relations, administrative services and accounting and bookkeeping functions. See Item 1.

     Reference is made to Notes 4 and 5 of Notes to Financial Statements for a description of various loans made to related parties in accordance with the terms of the Prospectus.

     (c) At December 31, 1996, the Company had four demand loans outstanding that were not fully reserved. See Item 6, "Management's Discussion and Analysis or Plan of Operation" for a detailed description of each of the outstanding loans.

     (d) There have been no other significant transactions with promoters.





                                  PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report:

       (1)(2) The financial statements indicated in Part II, Item 7 "Financial Statements." Financial Statement Schedules are omitted as the required information is included in the financial statements or the notes thereto or is not applicable.

     The following exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-11 (File No. 33-23521), referencing the exhibit numbers used in such Registration Statement.

    Exhibit
    Number       Description
    -------      -----------

    3(a)         Restated Certificate of Incorporation
    3(b)         Amended and Restated By-laws
    10(a)        Form of Investment Management Agreement
    10(b)        Form of Cash Flow Guaranty Agreement
    10(c)        Form of Mortgage Loan Purchase Guaranty Agreement


     (b) The following report on Form 8-K was filed during the quarter ended December 31, 1996:

         A Current Report on Form 8-K was filed on December 16, 1996 wherein Item 4. Change in Registrant's Certifying Accountants and Item 7. Financial Statements and Exhibits disclosed that the Company had dismissed Deloitte & Touche LLP as the Company's independent accountant and that the Company had engaged BDO Seidman, LLP as its new independent accountants.


     (c) An Annual Report will be sent to Stockholders subsequent to this filing and the Company will furnish copies of such report to the Commission at that time.


     (d)   Not applicable.







                                SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        RESORT INCOME INVESTORS, INC.
                        (Registrant)

                        By:  /s/ John R. Young
                             John R. Young
                             Chairman of the Board of Directors,
                             Chief Executive Officer, President and Chief
Financial Officer


                        Date:  April 15, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  By:   /s/ John R. Young              By:   /s/ Daniel D. Lane
        John R. Young                        Daniel D. Lane
        Chairman of the Board of             Director, Secretary,
        Directors, Chief Executive           Treasurer and Chief
        Officer, President and               Accounting Officer
        Chief Financial Officer

  Date: April 15, 1997                 Date: April 15, 1997



  By:   /s/ Thomas A. Ellsworth
        Thomas A. Ellsworth
        Director

  Date: April 15, 1997









                         FINANCIAL STATEMENT INDEX





Independent Auditors' Reports. . . . . . . . . . . . . . . . . . F-2 to F-3

Statements of Net Assets in
  Liquidation at December 31, 1996 and 1995. . . . . . . . . . . . . . .F-4

Statements of Changes in Net Assets in
  Liquidation (Liquidation Basis) for the Year Ended
  December 31, 1996 and the Six Months
  Ended December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . .F-5

Statement of Operations (Historical
  Cost Basis) for the Period from January 1, 1995
  to June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .F-6

Statement of Shareholders' Equity
  (Historical Cost Basis) for the Period
  January 1, 1995 to June 30, 1995 . . . . . . . . . . . . . . . . . . .F-7

Statement of Cash Flows (Historical
  Cost Basis) for the Period January 1, 1995
  to June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .F-8

Notes to Financial Statements. . . . . . . . . . . . . . . . . .F-9 to F-19










                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
 Resort Income Investors, Inc.
Chicago, Illinois

We have audited the accompanying statement of net assets in liquidation of Resort Income Investors, Inc. (the "Company") as of December 31, 1996 and the related statement of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, on June 29, 1995, the Board of Directors of the Company announced that it would commence an orderly self-liquidation of its assets. As a result, the Company has changed its basis of accounting from the going concern basis to the liquidation basis effective June 30, 1995. Accordingly, the carrying values of the remaining assets as of December 31, 1996 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. Actual amounts will depend upon a number of factors, as a result, actual amounts are likely to differ from the amounts presented in the accompanying financial statements, and the differences could be material.

In our opinion, such financial statements present fairly, in all material respects, the net assets in liquidation of Resort Income Investors, Inc. as of December 31, 1996 and the changes in its net assets in liquidation for the year then ended in conformity with generally accepted accounting principles on the basis described in the preceding paragraph.




BDO Seidman, LLP


Chicago, Illinois
March 4, 1997









                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
 Resort Income Investors, Inc.
Chicago, Illinois

We have audited the accompanying statement of net assets in liquidation of Resort Income Investors, Inc. (the Company) as of December 31, 1995 and the related statement of changes in net assets in liquidation for the period from July 1, 1995 to December 31, 1995. In addition, we have audited the accompanying statements of operations, shareholders' equity and cash flows for the period from January 1, 1995 to June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, on June 29, 1995 the Board of Directors of the Company announced that it would commence an orderly self-liquidation of its assets. As a result, the Company has changed its basis of accounting from the going-concern basis to the liquidation basis effective June 30, 1995. Accordingly, the carrying values of the remaining assets as of December 31, 1995, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. Actual amounts will depend upon a number of factors, and as a result, actual amounts are likely to differ from the amounts presented in the accompanying financial statements.

In our opinion, such financial statements present fairly, in all material respects, (1) the net assets in liquidation of Resort Income Investors, Inc. as of December 31, 1995, (2) the changes in its net assets in liquidation for the period from July 1, 1995 to December 31, 1995, and (3) the results of its operations and its cash flows for the period from January 1, 1995 to June 30, 1995 in conformity with generally accepted accounting principles on the bases described in the preceding paragraph.




DELOITTE & TOUCHE LLP


Denver, Colorado
May 16, 1996








                       RESORT INCOME INVESTORS, INC.

             STATEMENTS OF NET ASSETS IN LIQUIDATION (NOTE 1)
                            (LIQUIDATION BASIS)

                        DECEMBER 31, 1996 AND 1995




                                                 1996            1995
                                             -----------     -----------

ASSETS

Demand loans to related parties,
  net of allowances. . . . . . . . . . .     $ 4,127,891      12,092,875
Notes receivable . . . . . . . . . . . .         577,634           --
Cash and cash equivalents. . . . . . . .         146,037         846,768
Investment securities at
  market value . . . . . . . . . . . . .         327,026         805,834
                                             -----------      ----------

Total Assets . . . . . . . . . . . . . .       5,178,588      13,745,477
                                             -----------     -----------


LIABILITIES

Accounts payable and accrued expenses. .         376,998         687,793
                                             -----------     -----------

NET ASSETS IN LIQUIDATION. . . . . . . .     $ 4,801,590     $13,057,684
                                             ===========     ===========


































 The accompanying notes are an integral part of the financial statements.




                       RESORT INCOME INVESTORS, INC.

            STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                            (LIQUIDATION BASIS)




                                                             Six Months
                                             Year Ended         Ended
                                            December 31,     December 31,
                                                1996            1995
                                            ------------     -----------

NET ASSETS IN LIQUIDATION
  AT DECEMBER 31, 1995 AND
  JULY 1, 1995, RESPECTIVELY . . . . . .    $ 13,057,684     $28,853,152

Interest income on cash and
  cash equivalents . . . . . . . . . . .          69,804          94,093

Interest income on
  notes receivable . . . . . . . . . . .             899           --

Allowance for impairment of invest-
  ment in loans and accrued interest
  and provision for collateral
  protection costs . . . . . . . . . . .      (6,201,900)    (14,127,453)

(Loss) Gain on investment
  securities . . . . . . . . . . . . . .        (212,219)        110,001

Operating Expenses . . . . . . . . . . .      (1,912,678)     (1,872,109)
                                             -----------     -----------

NET ASSETS IN LIQUIDATION
  AT December 31, 1996 and 1995,
  respectively . . . . . . . . . . . . .     $ 4,801,590     $13,057,684
                                             ===========     ===========





























 The accompanying notes are an integral part of the financial statements.




                       RESORT INCOME INVESTORS, INC.

              STATEMENT OF OPERATIONS (HISTORICAL COST BASIS)




                                                             Six Months
                                                                Ended
                                                               June 30,
                                                                 1995
                                                            ------------
REVENUE

Interest and net fee income on mortgage and
  demand loans to related parties. . . . . . . . . . . .    $  1,543,635

Interest income from cash and cash equivalents
  and investments. . . . . . . . . . . . . . . . . . . .          85,983
                                                            ------------

Total Revenue. . . . . . . . . . . . . . . . . . . . . .       1,629,618
                                                            ------------

EXPENSES

Allowance for impairment of investment in loans and
  accrued interest and provision for collateral
  protection costs . . . . . . . . . . . . . . . . . . .      11,617,903
Operating expenses . . . . . . . . . . . . . . . . . . .         610,023
Loss on investment securities. . . . . . . . . . . . . .         251,250
                                                            ------------

Total Expenses . . . . . . . . . . . . . . . . . . . . .      12,479,176
                                                            ------------

NET LOSS . . . . . . . . . . . . . . . . . . . . . . . .    $(10,849,558)
                                                            ============

NET LOSS PER SHARE . . . . . . . . . . . . . . . . . . .    $      (2.61)
                                                            ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . .       4,156,000
                                                            ============
























 The accompanying notes are an integral part of the financial statements.




                                           RESORT INCOME INVESTORS, INC.

                                         STATEMENT OF SHAREHOLDERS' EQUITY
                                              (HISTORICAL COST BASIS)

                                  FOR THE PERIOD JANUARY 1, 1995 TO JUNE 30, 1995



                                                                 Additional Paid-In Capital
                                                               -------------------------------
                                        Common Stock                             Distributions       Reserve for
                                ------------------------       Issuance of        in Excess of       Unrealized
                                  Shares         Amount        Common Stock          Income            Losses
                                ---------      ---------       ------------      -------------       -----------

BALANCE, DECEMBER 31,
  1994 . . . . . . . . . . .   4,156,000     $   41,560        $46,703,781       $ (5,484,131)       $ (378,750)
Net loss . . . . . . . . . .       --             --                 --           (10,849,558)            --
Distributions to share-
  holders ($.375 per
  share) classified
  as return of capital . . .       --             --                 --            (1,558,500)            --
Realized Losses. . . . . . .       --             --                 --                 --              378,750
                               ---------     ----------        -----------       ------------        ----------
BALANCE, JUNE 30,
  1995 . . . . . . . . . . .   4,156,000     $   41,560        $46,703,781       $(17,892,189)       $    --
                              ==========     ==========        ===========       ============        ==========

















                     The accompanying notes are an integral part of the financial statements.




                       RESORT INCOME INVESTORS, INC.
                          STATEMENT OF CASH FLOWS
                          (HISTORICAL COST BASIS)



                                                             Six Months
                                                                Ended
                                                               June 30,
                                                                 1995
                                                            ------------

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:

Net (loss) income  . . . . . . . . . . . . . . . . . . .    $(10,849,558)
Allowance for impairment of investment in loans
  and accrued interest and provision for
  collateral protection costs. . . . . . . . . . . . . .      11,617,903
Loss on investment securities. . . . . . . . . . . . . .         251,250
Changes in operating assets and liabilities:
  Interest receivable from related parties . . . . . . .         765,171
  Prepaid expenses and other . . . . . . . . . . . . . .          (3,793)
  Accounts payable and accrued expenses. . . . . . . . .          48,583
                                                             -----------

Net cash provided by operating activities  . . . . . . .       1,829,556
                                                             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds of loan sale. . . . . . . . . . . . . . . . . .       6,250,000
Demand loans funded. . . . . . . . . . . . . . . . . . .      (3,000,000)
                                                             -----------
Net cash provided by investing activities. . . . . . . .       3,250,000
                                                             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to shareholders . . . . . . . . . . .      (3,117,000)
                                                             -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . .       1,962,556

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . .         779,298
                                                             -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . .     $ 2,741,854
                                                             ===========





















 The accompanying notes are an integral part of the financial statements.




                       RESORT INCOME INVESTORS, INC.
                       NOTES TO FINANCIAL STATEMENTS



1.   OPERATIONS OF THE COMPANY

     Resort Income Investors, Inc. (the "Company") was organized on July 20, 1988 as a twelve year, self-liquidating real estate investment trust ("REIT"), as defined under the Internal Revenue Code. The Company was organized for the purpose of enabling stockholders to participate in mortgage loans primarily to affiliates of Christopher B. Hemmeter ("CBH"), secured by real property or other qualifying assets owned or to be acquired for the development of luxury destination resorts. During 1991, the Board of Directors amended the Company's general investment strategy such that the Company would primarily make loans secured by real and personal property for the development of gaming related enterprises. As of December 31, 1996, all of the Company's loans had been made to affiliates of the Company or RII Advisors, the Company's investment manager, also an affiliate of the Company.

     In late June 1995, CBH, then a director and officer of the Company, informed the Company that interest and principal would not be paid when due on demand loans made by the Company to him personally or to entities affiliated with him (the "Affiliated Borrowers"). Further, he informed the Company that he would not be able to make timely payment of such interest and principal on behalf of the Affiliated Borrowers pursuant to guarantees he had made in connection with the Affiliated Borrowers' loans, thereby creating an event of default for each of the loans. The affected loans constituted all of the Company's demand loans, each of which was to a related party, aggregating $36,605,000, of which CBH and his wife, Patricia Hemmeter, were personally the borrowers of $15,000,000, and Affiliated Borrowers were the borrowers of $21,605,000.

     The Board of Directors of the Company announced on June 29, 1995, that it would commence an orderly self-liquidation of the Company's assets over an estimated 24- to 36-month period. The Company also announced a charge to income would be made in the second quarter of 1995 in an amount that, in management's judgment, based upon then available information, would reflect the impaired value. The charge included allowances for losses on loans, interest receivable and the reversal of certain accrued interest. The amount of the charge was based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans, and also reflected management's judgments concerning the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest, in light of CBH's inability to perform on his guarantees in a timely manner. In the third and fourth quarter of 1995, the Company continued to evaluate the ability of CBH to perform on his guarantees and the value of collateral underlying the Company's loans and recorded additional charges for estimated losses. The Company's independent directors have assumed responsibility for negotiations with CBH and the Affiliated Borrowers to maximize the Company's recovery of its investment in loans and accrued interest. Based on information provided to the independent directors by CBH and the Affiliated Borrowers, the independent directors reviewed CBH's financial condition, the financial condition of the Affiliated Borrowers, the terms of the Company's loans, the collateral for certain of the loans (including the existence of senior liens on certain of the collateral), appraisals of certain of such collateral and other information concerning the value of the other collateral, and other factors, to determine the amount of the charges and in reaching the decision to proceed with the liquidation of the Company's assets.






                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.   OPERATIONS OF THE COMPANY (Continued)

     On August 8, 1995, CBH and Mark M. Hemmeter ("MMH") resigned their positions as executive officers and directors of the Company. The Company's directors are continuing their negotiations with CBH and the Affiliated Borrowers to recover the Company's investment in loans and accrued interest. There is no assurance that the outcome of the negotiations will result in actual liquidation proceeds consistent with the estimated liquidation value of the Company's assets.


2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the December 31, 1996 and 1995 statements of net assets in liquidation and the statement of changes in net assets in liquidation for the periods from January 1, 1996 to December 31, 1996 and July 1, 1995 to December 31, 1995 have been presented on the liquidation basis. The December 31, 1995 and December 31, 1996 statements of net assets in liquidation reflect the Company's estimates in management's judgement, based upon then available information, of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest were based on an analysis of each loan, including valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize from liquidation of its assets could differ materially from the amounts assumed in arriving at the estimates reflected in the December 31, 1996 statement of net assets. Changes in estimates are reflected in the period in which additional information becomes available.

     The amount ultimately available for distribution to stockholders will depend on a variety of factors in addition to the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of contingent liabilities. The amount distributed will likely differ from the amount of net assets in process of liquidation presented in the December 31, 1996 statement of net assets, and the difference could be material.

     The financial statements of the Company for the period ended June 30, 1995 were prepared on the historical cost (going concern) basis. June 30, 1995 is used as the adoption date for liquidation-basis accounting because there was no material activity that affected either the historical cost or liquidation basis financial statements from June 29, 1995 to June 30, 1995.

The impairment and other charges discussed in Note 5 were recorded pursuant to historical cost accounting.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.






                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES (Continued)

     Investments - Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires fair value accounting for certain investments and securities. The Company's portfolio of debt securities are classified as available for sale. The Company determines realized gains or losses on sales of available-for-sale securities using the specific identification method.

     Demand Loans to Related Parties - Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." There was no financial statement effect at the date of adoption of these standards. On June 29, 1995, the Company recognized a charge of $10,367,903 in accordance with the provisions of these accounting standards prior to the adoption of the liquidation basis of accounting (See Notes 4 and 5).

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

     At December 31, 1996 and December 31, 1995, the Company's financial instruments consist of demand loans to related parties, a note receivable, cash and cash equivalents, investment securities, and accounts payable and accrued expenses. These instruments are included in the accompanying statement of net assets in liquidation at their estimated net realizable values. Management believes that the estimated net realizable value of these financial instruments approximates their fair value. The bases for determining these amounts for demand loans and the note receivable is described in footnotes 1 through 5 of these financial statements. Investment securities fair values are based on market quotes. Based on the nature and terms of accounts payable and accrued expenses, face amounts represent fair value.

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

3.   NOTE RECEIVABLE AND INVESTMENT SECURITIES

     On May 13, 1995, the Company agreed to provide Hemmeter Enterprises, Inc. ("HEI") with a senior bank facility in the amount of $4,000,000 (the "HEI Senior Bank Facility"). The HEI Senior Bank Facility was collateralized pari passu by deeds of trust for real properties located in Central City and Black Hawk, Colorado, a second mortgage on the property securing the Company's Canadian Pavilion Senior Bank Facility and a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI"), an affiliate of HEI. The HEI Senior Bank Facility was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and CBH. Prior to June 30, 1995, the Company had advanced $2,000,000 under the HEI Senior Bank Facility. On




                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.   NOTE RECEIVABLE AND INVESTMENT SECURITIES (Continued)

June 30, 1995, the Company determined that it would not advance any additional sums to HEI under the terms of the HEI Senior Bank Facility. During the fourth quarter of 1995, HEI and GPRI both filed for protection under Chapter 11 of the United States Bankruptcy Code. As of December 31, 1995, the Company had recorded a valuation allowance in the amount of $1,000,000 against the carrying value of the HEI Senior Bank Facility. The plans of reorganization of HEI and GPRI were approved by the bankruptcy courts in June 1996 and in satisfaction of the HEI Senior Bank Facility, the Company received the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming"); (ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." The Company is also entitled to receive a small number of warrants of Casino America, Inc., the exact number has not yet been determined. The Company has accorded no value to the warrants as of December 31, 1996.

     On June 7, 1996, the Company received 60,170 shares of common stock of Colorado Gaming pursuant to the bankruptcy settlement. Based upon information received from an independent third party market specialist in non-publicly traded stock such as Colorado Gaming, its market value at December 31, 1996 is estimated to be approximately $4.00 per share providing a value of the Company's shares of $240,680. The Company originally recorded its ownership interest in these shares as investment securities valued at $180,510 as of June 30, 1996. At December 31, 1996, the Company recorded a mark to market adjustment of $60,170 representing a gain on investment securities as a result of an increase in the Colorado Gaming share price from $3.00 to $4.00 per share. In addition, the Company received 27,089 shares of common stock of Casino America, Inc. which was initially quoted at $9.375 per share and recorded as investment securities in the amount of $253,824. At December 31, 1996, the Company recorded a market adjustment for a loss on investment securities in the amount of $167,478 regarding the Casino America, Inc. stock as a result of a decrease in its share price to $3.1875. As of December 31, 1996, the Company had estimated the net realizable value of the note receivable from Colorado Gaming to be $577,634. On December 1, 1996, the Company received cash proceeds of $899 and an additional note in the principal amount of $34,000 with terms consistent with the original Colorado Gaming note representing the payment of interest due on the original Colorado Gaming note through December 1, 1996. The additional note was reflected in the increase in net realizable value on the primary note. The Company did not record additional interest on the note due to various uncertainties regarding the financial wherewithal of Colorado Gaming. As a result of the HEI bankruptcy settlement and the subsequent valuation of the above instruments received, the Company recorded an allowance for losses on demand loans in the amount of $66 as of December 31, 1996, which was included in other operating expenses of the Company.






                                           RESORT INCOME INVESTORS, INC.
                                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)



4.   DEMAND LOANS TO RELATED PARTIES

     Demand loans to related parties at December 31, 1996 and 1995 consist of the following:


                                     Interest Rate/     Carrying          Face         Carrying          Face
Borrower                               Maturity        Amount 1996     Amount 1996    Amount 1995     Amount 1995
----------                           --------------    -----------     -----------    -----------     -----------
CPLP (a) . . . . . . . . . . . . . .         26.00%
                                             Demand    $     --        $      --      $     --        $ 2,600,000

Outlaws (b). . . . . . . . . . . . .         11.00%
                                             Demand        518,800       2,205,000        605,000       2,205,000

MCTC (c) . . . . . . . . . . . . . .         11.00%
                                             Demand      1,824,791       1,824,791      1,854,875       1,854,875

RCH Investments (d). . . . . . . . .         18.50%
                                             Demand      1,784,300      12,900,000      7,900,000      12,900,000

CBH and Patricia Hemmeter (e). . . .         27.00%
                                             Demand          --         14,267,000        733,000      15,000,000

HEI (f). . . . . . . . . . . . . . .         16.00%
                                             Demand          --              --         1,000,000       2,000,000
                                                        ----------     -----------    -----------     -----------
                                                         4,127,891      31,196,791     12,092,875      36,559,875

Reserve for Impairment of Loans. . .                         --         27,068,900          --         24,467,000
                                                        ----------     -----------    -----------     -----------

                                                        $4,127,891     $ 4,127,891    $12,092,875     $12,092,875
                                                        ==========     ===========    ===========     ===========






                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.   DEMAND LOANS TO RELATED PARTIES (Continued)

----------

(a) On November 18, 1991, the Company made a demand loan to Canadian Pavilion Limited Partnership (CPLP), an affiliate of the Company. The loan was collateralized by a subleasehold interest in the Canadian Pavilion, located in New Orleans, Louisiana, and was personally guaranteed by CBH. The loan was modified in 1994 to increase the interest rate. On May 1, 1995, the interest rate on the loan was increased to 26%, the default rate, as a result of a monetary default per the terms of the loan agreement. The balance of the loan as of September 30, 1996 was fully reserved and in default. The loan was on non-accrual status as of September 30, 1996. In October 1996, the Company completed a settlement regarding the loan wherein it assigned its interest in the CPLP collateral for $50,000 as consideration for settlement and release from pending litigation associated with the loan. Thus, the Company has no further interest in the CPLP collateral.

(b) On February 11, 1992, the Company made two demand loans to borrowers collectively known as the Outlaws, an affiliate of the Company. The original amount of the borrowings aggregated $2,205,000. The loans are collateralized by an assignment of the borrowers' partnership interest and a mortgage of the underlying collateral subordinated by a first mortgage in the amount of approximately $2,560,000, and are personally guaranteed by CBH. The note was modified effective November 1, 1995 increasing the principal balance of the loan in the amount of $105,598, the interest rate to 11% and extending the maturity date to February 29, 1996. A charge for impairment of $105,598 was simultaneously recorded by the Company due to uncertainty regarding its collectibility. A charge for impairment in the amount of $1,600,000 was recorded during the fourth quarter of 1995 against the outstanding carrying balance on one of the loans. In addition, a charge for impairment in the amount of $86,200 was recorded during the fourth quarter of 1996 against the outstanding carrying balance of the Hudspeth Loan. The loans are on non-accrual status as of December 31, 1996. As of December 31, 1996, no payments have been made by the borrower pursuant to the terms of the notes modified on November 1, 1995.

(c) On May 12, 1992, the Company made a demand loan in the amount of $900,000 to Mideast and China Trading Co. (MCTC) (formerly known as Hemmeter Investment Company), an affiliate of the Company. The loan is collateralized by a subleasehold mortgage in the International Marketplace, located in Honolulu, Hawaii, a collateral assignment in the borrower's interest as sub-sublessor, and is personally guaranteed by CBH. On
April 8, 1994, the Company funded an additional $1,000,000 demand loan. Both loans were modified in 1994 to increase the interest rate by "Additional Interest". The note was modified on November 1, 1995 by restating the interest rate to 11%, extending the maturity date to February 29, 1996 and eliminating the Additional Interest. Interest payments received by the Company during the quarter ended December 31, 1995 and the quarter ended March 31, 1996, of $45,125 and $30,084, respectively, were applied against the carrying amount of the loans. However, the borrower did not make any payment under the terms of the modified loan agreement during the nine months ended December 31, 1996.





                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.   DEMAND LOANS TO RELATED PARTIES (Continued)

(d) The loan is collateralized by a second mortgage on a 28-acre parcel of land bordering Simpson Bay Lagoon and the Caribbean Sea on the island of Sint Maarten, Netherlands Antilles (the Property) and is personally guaranteed for $5,900,000 by CBH. The borrower is an affiliate of the Company. As a result of a monetary default under the terms of the agreement, effective July 1, 1995, the Company exercised its right to increase the interest rate on the loan and any subsequent advances, at the default interest rate of 18.5% per annum. A loss reserve in the amount of $5,000,000 was recorded during the fourth quarter 1995 against the outstanding carrying balance. During the quarter ended September 30, 1996, the Company recorded an additional loss reserve in the amount of $5,500,000 based upon the minimum sales price of $7,000,000 established for the auction of the Property pursuant to the foreclosure sale implemented by the senior lender and scheduled for November 14, 1996. On November 14, 1996, the auction for the Sint Maarten Property was continued, however, the minimum bid was not received and it was rescheduled again until December 12, 1996. As had occurred in September and November, no minimum bid was received. The auction then was rescheduled for January 30, 1997. At the auction on January 30, 1997, a bid was received in an amount sufficient to retire the amount of the principal balance of the first mortgage plus all accrued and unpaid interest and the related fees and costs of the senior lender and provide the Company with approximately $1,784,300. On February 6, 1997, the Company received the $1,784,300 of proceeds from the sale by public auction of the Property. As a condition to this sale, the Company released its liens against the Property. Thus, the Company no longer maintains any interest in the Property. For the quarter ended December 31, 1996, the Company recorded a final loss reserve in the amount of $615,700 to reflect the current carrying value of $1,784,300.

(e) On January 4, 1994, the Company made a demand loan to CBH, in the amount of $12,900,000. In September 1994, an additional $1,100,000 was extended under the loan. The loan was collateralized by junior mortgages on certain residential properties in Hawaii and California. The loan was modified in 1994 to release the Hawaii residence as collateral effective January 3, 1995 and to increase the interest rate. On May 2, 1995, the Company advanced an additional $1,000,000 to CBH. The interest rate on the additional $1,000,000 is 23% per annum, 10% per annum of which is to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. During 1995, a total allowance of approximately $14,267,000 was recorded against the carrying value of the loan. During February 1996, the Company received approximately $733,000 as a partial repayment of the loan from the sale of the California residences that were collateral of the loan. CBH continues to be liable for the uncollected portion of this loan plus interest at the default rate of 27% per annum. The loan is on non-accrual status at December 31, 1996.

(f) During the second quarter of 1995, the Company funded a loan to HEI in the amount of $2,000,000. The HEI loan bore interest at the rate of 12% per annum and was secured by, among other things, interests in and liens upon certain real and personal property owned by HEI and its affiliates and the personal guaranty of CBH. Upon default by the borrower under the loan terms, the interest rate was increased to 16% per annum, the default rate. On November 7, 1995, HEI filed for protection under Chapter 11 of the United States Bankruptcy Code. The plans of reorganization of HEI and its affiliated entity were approved by the bankruptcy courts and in June 1996 in satisfaction of its loan the Company received the following in settlement of its claims: (i) a 12% senior secured




                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.   DEMAND LOANS TO RELATED PARTIES (Continued)

       pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming"); (ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." In addition, the Company is also entitled to receive a small number of warrants of Casino America, Inc., the exact number has not yet been determined.






                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)



5.  IMPAIRMENT OF LOANS, ACCRUED INTEREST AND REVENUE RECOGNITION

     In June 1995, the Company charged operations with an allowance of $11,617,903, consisting of $9,900,000 for the loan to CBH and $467,903 for interest accrued as of December 31, 1994 but unpaid as of December 31, 1995 which was determined to be uncollectible and $1,250,000 to establish an estimated liability for collateral protection costs, including amounts that the Company may need to advance to first-lien holders and others to protect the Company's collateral position while the plan of liquidation is accomplished, which includes negotiations with CBH and the Affiliated Borrowers. For the period July 1, 1995 through December 31, 1995, the Company recorded an additional allowance of $14,567,000 consisting of $5,000,000 for the RCH Investments loan reflecting an apparent reduction in market value of the Sint Maarten parcel which serves as collateral, $2,600,000 for the loan to Canadian Pavilion Limited Partnership reflecting uncertainty regarding the enforceability of the lease serving as collateral for the Canadian Pavilion loan, $4,367,000 for the loan to CBH reflecting an apparent reduction in market value of the real property serving as collateral for the loan to CBH, based on offers received during 1995 to buy such collateral for amounts less than were estimated as the net realizable value at June 30, 1995, $1,600,000 for the loan to Outlaws reflecting market value of the substituted property serving as collateral and $1,000,000 for the loan to Hemmeter Enterprises, Inc. reflecting a market value of the substituted property serving as collateral. See Note 4 for further details regarding these loans and the related collateral. During the quarter ended December 31, 1995, the reserve was reduced by $439,547 associated with the Company's interest in the CBH loan as no further costs are required to protect the Company's collateral position on this loan.

     For the year ended December 31, 1996, the Company recorded additional allowances of $6,201,900 consisting of $6,115,700 for the RCH Investments loan to reflect the proceeds received from the sale of the collateral by public auction in February 1997 and $86,200 for the Hudspeth Loan based on the valuation from an appraisal commissioned by the Company. During 1996, $743,123 had been recorded against the $1,250,000 reserve for expenses associated with the protection of the Company's collateral. The balance of this reserve at December 31, 1996, $67,330, is included in accounts payable and accrued expenses in the accompanying statement of net assets in liquidation and represents the Company's estimate of the remaining costs expected to be incurred in protecting the Company's collateral position.

     The accrual of interest on the Company's demand loans was discontinued effective June 29, 1995 and all accrued but unpaid interest was reserved when it announced that the Company would commence an orderly self-liquidation as a result of CBH's acknowledgement that interest and principal would not be paid when due on demand loans made by the Company to him personally or to the Affiliated Borrowers. Once a demand loan has been placed in a non-accrual status, cash collections are applied to the carrying amount of the loan. However, the Company is pursuing its collection of all the principal and interest contractually due from the Affiliated Borrowers.


6.  INCOME TAXES

     The Company believes it has qualified in 1996 and 1995 as a Real Estate Investment Trust ("REIT"), as defined, under Sections 856 through 860 of the Internal Revenue Code. In order to continue to qualify, the Company is required to distribute at least 95% of its taxable income to stockholders and meet certain other requirements. Under the Internal Revenue Code, qualifying REITs are relieved of income taxes on earnings distributed to stockholders.




                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  INCOME TAXES (Continued)

     The Company anticipates that it will qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the
Code), for the year ended December 31, 1995. However, the Company did not follow a procedural requirement of the Code and regulations thereunder regarding requesting and retaining certain information from large shareholders. As a result, the status of the Company as a real estate investment trust for 1995 is uncertain, even though the Company believes that the substantive requirements of the Code were satisfied. The Company incurred a loss for income tax reporting purposes for the year ended December 31, 1995; accordingly, the Company does not believe that there will be any adverse effect on its net assets or changes in net assets in liquidation.

     At December 31, 1996 the Company's tax basis in its demand loans was $31,196,791 compared to its book basis of $4,214,091 and its tax basis interest receivable related to demand loans was $467,903 compared to its book basis of $0. Also, at December 31, 1996, the Company has a book reserve for collateral protection costs in the amount of $67,330, the tax basis in this liability was $0. These differences are related to reserves recorded during 1996 and 1995 which are not currently deductible for tax purposes.


7.   LITIGATION

     On July 3, 1995, a class action complaint captioned "Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665" was filed against the Company, CBH, Mark M. Hemmeter ("MMH") and Deloitte & Touche LLP, the Company's independent auditors at that time, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and other provisions of the federal securities laws and the rules promulgated by the Securities and Exchange Commission (the "Commission"). On August 24, 1995, a second class action suit captioned "Contract v. Resort Income Investors, Inc., et al., Doc. No. 95 B 2184," alleging similar violations of the federal securities laws, was filed in the U.S. District Court for the District of Colorado against each of the defendants in the Sarnoff lawsuit and Daniel D. Lane ("DDL"), Christopher R. Hemmeter ("CRH"), Gregory Hooper ("GH") and John R. Young ("JRY"). In November 1995, the two actions were consolidated. On November 27, 1995, the plaintiffs moved to have the consolidated actions certified as a class action for investors who purchased or acquired stock in the Company between March 1, 1993 and June 29, 1995. On December 6, 1995, the plaintiffs filed a consolidated amended complaint containing similar allegations or claims as asserted in the SARNOFF and CONTRACT class actions. The consolidated amended complaint seeks an unspecified amount of actual damages and reimbursement of costs and expenses. On January 16, 1996, the defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On February 29, 1996, the defendants filed opposition papers to the plaintiffs' motion for class certification. On October 25, 1996, the Court heard arguments on the defendants' motion to dismiss and the plaintiffs' notice for class certification. No ruling has been issued to date. The parties are currently engaged in discovery.

     No assessment of the outcome of this action or the amount or range of any loss that might be incurred by the Company can be made at this time. However, the Company intends to defend against the charges as it believes it did not violate the federal securities laws. Pursuant to the Company's by-laws and Delaware law, the Company is advancing CBH's, MMH's, CRH's, GH's, DDL's and JRY's costs of defense in this matter. CBH, MMH, CRH, GH, DDL and JRY have executed undertakings to repay the Company for the advances if it is ever determined that they were not entitled to receive the advances. No estimates can reasonably be made at this time of the costs of defense of the Company, CBH, MMH, CRH, GH, DDL and JRY.





                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.   LITIGATION (Continued)

     In June 1995, two derivative actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County, "Alpert v. Hemmeter et al., Doc. No. 14839," and "Frank, et al. v. Hemmeter et al.," Doc No. 14413. The Company is a nominal defendant in each of these cases. The defendants in both cases are CBH, MMH, DDL and JRY. The complaints purport to allege that the officers and directors breached their fiduciary duties to the Company, wasted Company assets and that CBH stood in a conflict of interest position. The complaints have now been consolidated. The defendants have moved to dismiss the consolidated derivative action for failure to comply with the requirements of Delaware law. Pursuant to the Company's by-laws and Delaware law, the Company will advance to the individual defendants their defense costs. CBH, MMH, CRH, GH, DDL and JRY have agreed to repay the Company for the advances if it is ever determined that they were not entitled to receive the advances. No estimate can reasonably be made at this time of the costs of defense. Both complaints pray for unspecified damages.

     On October 25, 1995, the Commission issued a formal order of investigation captioned In the Matter of Resort Income Investors, Inc., Case No. HO-5327. In connection with the investigation, the Company was requested to produce certain documents and information. The Company has complied with these requests. The Company has been advised that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred, nor as a reflection upon any person, entity or security. The Company cannot, at this time, predict the outcome of the investigation or the financial impact, if any, to the Company.