Form 10QSB
period 1997-03-31
RESORT INCOME INVESTORS INC
filed 1997-05-14
CIK 837336

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549


                                 FORM 10-QSB


       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997


                                     OR

       [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from      to       .

                       Commission File Number  1-10084

                        RESORT INCOME INVESTORS, INC.
         (Name of Small Business Issuer as specified in its Charter)



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


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES  X  .  NO     .

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares of common stock outstanding as of May 14, 1997: 4,156,000

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        RESORT INCOME INVESTORS, INC.
                   STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (LIQUIDATION BASIS)

                    MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (UNAUDITED)



                                             MARCH 31,      DECEMBER 31,
                                               1997            1996
                                           -------------   ------------

ASSETS

Demand loans to related parties,
  net of allowances. . . . . . . . . . .     $ 2,343,591    $ 4,127,891
Note receivable. . . . . . . . . . . . .         577,634        577,634
Cash and cash equivalents. . . . . . . .       1,426,004        146,037
Investment securities at market value. .         400,898        327,026
                                             -----------    -----------
Total assets . . . . . . . . . . . . . .       4,748,127      5,178,588
                                             -----------    -----------

LIABILITIES

Accounts payable and accrued expenses. .         171,583        376,998
                                             -----------    -----------

NET ASSETS IN LIQUIDATION. . . . . . . .     $ 4,576,544    $ 4,801,590
                                             ===========    ===========
































  The accompanying notes are an integral part of the financial statements.

                        RESORT INCOME INVESTORS, INC.
             STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                             (LIQUIDATION BASIS)

             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)





                                                 1997          1996
                                             -----------    -----------

NET ASSETS IN LIQUIDATION
  AT DECEMBER 31 . . . . . . . . . . . .     $ 4,801,590    $13,057,684

Interest income on cash and
  cash equivalents . . . . . . . . . . .           9,030         28,934

Gain (Loss) on investment
  securities . . . . . . . . . . . . . .          33,258        (72,191)

Operating expenses . . . . . . . . . . .        (267,334)      (786,815)
                                             -----------    -----------

NET ASSETS IN LIQUIDATION. . . . . . . .     $ 4,576,544    $12,227,612
                                             ===========    ===========








































  The accompanying notes are an integral part of the financial statements.

                        RESORT INCOME INVESTORS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                 (UNAUDITED)

     Readers of this Resort Income Investors, Inc. (the "Company") quarterly report should refer to its audited financial statements for the year ended December 31, 1996, which are included in the Company's 1996 Annual Report and Form 10-KSB for the year ended December 31, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.   OPERATIONS OF THE COMPANY

     The Company was organized on July 20, 1988 as a twelve-year, self-liquidating real estate investment trust ("REIT"), as defined under the Internal Revenue Code. The Company was organized for the purpose of enabling stockholders to participate in mortgage loans primarily to affiliates of Christopher B. Hemmeter ("CBH") secured by real property or other qualifying assets owned or to be acquired for the development of luxury destination resorts. During 1991, the Board of Directors amended the Company's general investment strategy such that the Company would primarily make loans secured by real and personal property for the development of gaming related enterprises. As of December 31, 1996, all of the Company's loans had been made to affiliates of the Company or R.I.I. Advisors, Inc., the Company's former investment manager (the "Investment Manager"), also an affiliate of the Company.

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

     The Board of Directors of the Company announced on June 29, 1995, that it would commence an orderly self-liquidation of the Company's assets over an estimated 24- to 36-month period. The Company also announced a charge to income would be made in the second quarter of 1995 in an amount that, in management's judgment based upon then available information, would reflect the impaired value. The charge included allowances for losses on loans, interest receivable and the reversal of certain accrued interest. The amount of the charge was based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans, and also reflected management's judgments concerning the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest. On August 8, 1995, CBH and Mark M. Hemmeter (MMH) resigned their positions as executive officers and directors of the Company. Throughout the remainder of 1995, 1996 and the first quarter of 1997, the Company continued to evaluate the ability of CBH to perform on his guarantees and the value of collateral underlying the Company's loans and recorded additional charges for estimated losses. The Company's independent directors have assumed responsibility for negotiations with CBH and the Affiliated Borrowers to maximize the Company's recovery of its investment in loans and accrued interest. Based on information provided to the independent directors by CBH and the Affiliated Borrowers, the independent directors reviewed CBH's financial condition, the financial condition of the Affiliated Borrowers, the terms of the Company's loans, the collateral for certain of the loans

(including the existence of senior liens on certain of the collateral), appraisals of certain of such collateral and other information concerning the value of the other collateral, and other factors, to determine the amount of the charges and in reaching the decision to proceed with the liquidation of the Company's assets.

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

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the March 31, 1997 and December 31, 1996 statements of net assets in liquidation and the statements of changes in net assets in liquidation for the three months ended March 31, 1997 and 1996 have been presented on the liquidation basis. The March 31, 1997 and December 31, 1996 statements of net assets in liquidation reflect the Company's estimates, in management's judgment, based upon then available information, of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest were based on an analysis of each loan, including valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize from liquidation of its assets could differ materially from the amounts assumed in arriving at the estimates reflected in the March 31, 1997 statement of net assets. Changes in estimates are reflected in the period in which additional information becomes available.

     The amount ultimately available for distribution to stockholders will depend on a variety of factors in addition to the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of contingent liabilities. The amount distributed will likely differ from the amount of net assets in process of liquidation presented in the March 31, 1997 statement of net assets, and the difference could be material.

     At March 31, 1997, the Company's financial instruments consist of demand loans to related parties, a note receivable, cash and cash equivalents, investment securities, and accounts payable and accrued expenses. These instruments are included in the accompanying statement of net assets in liquidation at their estimated net realizable values. Management believes that the estimated net realizable value of these financial instruments approximates their fair value. The basis for determining these amounts for demand loans and the note receivable is described in Note 3. Investment securities fair values are based on market quotes. Based on the nature and terms of accounts payable and accrued expenses, face amounts represent fair value.

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

4.   NOTE RECEIVABLE AND INVESTMENT SECURITIES

     On May 13, 1995, the Company agreed to provide Hemmeter Enterprises, Inc. ("HEI"), an affiliate of CBH, with a senior bank facility in the amount of $4,000,000 (the "HEI Senior Bank Facility"). The HEI Senior Bank Facility was collateralized pari passu by deeds of trust for real properties located in Central City and Black Hawk, Colorado, a second mortgage on the property securing the Company's Canadian Pavilion Loan and a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI"), an affiliate of HEI. The HEI Senior Bank Facility was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and CBH. Prior to June 30, 1995, the Company had advanced $2,000,000 under the HEI Senior Bank Facility. On June 30, 1995, the Company determined that it would not advance any additional sums to HEI under the terms of the HEI Senior Bank Facility. During the fourth quarter of 1995, HEI and GPRI both filed for protection under Chapter 11 of the United States Bankruptcy Code. As of December 31, 1995, the Company had recorded a valuation allowance in the amount of $1,000,000 against the carrying value of the HEI Senior Bank Facility. The plans of reorganization of HEI and GPRI were approved by the bankruptcy courts in June 1996 and in satisfaction of the HEI Senior Bank Facility the Company received the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming"); (ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." The Company is also entitled to receive a small number of warrants of Casino America, Inc. On July 25, 1996, the Company exercised its right to purchase 6,913 additional shares of common stock of Casino America, Inc. for $40,614 or $5.875 per share. On December 1, 1996, the Company received cash and proceeds of $899 and an additional note in the principal amount of $34,000 from Colorado Gaming with terms consistent with the original Colorado Gaming note representing the payment of interest due on the original Colorado Gaming note through December 1, 1996.

     Based upon information received from an independent third party market specialist in non-publicly traded stock such as Colorado Gaming, its market value at March 31, 1997 is estimated to be approximately $5.25 per share providing a value of the Company's shares of $315,893. The Company originally recorded its ownership interest in these shares as investment securities valued at $180,510 as of June 30, 1996. At March 31, 1997, the Company recorded a marked to market adjustment of $75,213 representing a gain on investment securities as a result of an increase in the Colorado Gaming share price from $4.00 to $5.25 per share at March 31, 1997. In addition, the Company received 27,089 shares of common stock of Casino America, Inc. which was initially quoted at $9.375 per share and recorded as investment securities in the amount of $253,824. On July 25, 1996, the Company exercised its right to purchase 6,913 additional shares of common stock of Casino America, Inc. for $40,614 or $5.875 per share. At March 31, 1997, the total 34,002 shares of Casino America, Inc. are estimated to be approximately $2.50 per share providing a value of the Company's shares of $85,005. At March 31, 1997, the Company recorded a market adjustment for a loss on investment securities in the amount of $41,955 regarding the Casino America, Inc. stock as a result of a decrease in its share price to
$2.50 at March 31, 1997.   As of March 31, 1997, the Company had estimated
the net realizable value of the note receivable from Colorado Gaming to be $577,634. On December 1, 1996, the Company received cash proceeds of $899 and an additional note in the principal amount of $34,000 with terms consistent with the original Colorado Gaming note representing the payment of interest due on the original Colorado Gaming note through December 1, 1996. The additional note was reflected in the increase in net realizable value on the primary note. The Company did not record additional interest on the note due to various uncertainties regarding the financial wherewithal of Colorado Gaming. As a result of the HEI bankruptcy settlement and the subsequent valuation of the above instruments received, the Company recorded an allowance for losses on demand loans in the amount of $66 as of December 31, 1996, which was included in other operating expenses of the Company.

5.   DEMAND LOANS TO RELATED PARTIES

     Demand loans to related parties include the following:


                         Carrying       Face      Carrying         Face
              Interest   Amount at    Amount at   Amount at     Amount at
               Rate/     March 31,    March 31,  December 31,  December 31,
Borrower      Maturity     1997         1997         1996          1996
--------      --------  ----------   ----------  ------------  ------------

Outlaws (a)     11.00%
                Demand     518,800    2,205,000      518,800     2,205,000

MCTC (b)        11.00%
                Demand   1,824,791    1,824,791    1,824,791     1,824,791

RCH Invest-
ments (c)       18.50%
                Demand       --           --       1,784,300    12,900,000
CBH and
Patricia        27.00%
Hemmeter (d)    Demand       --      14,267,000        --       14,267,000
                       -----------  -----------  -----------   -----------
                         2,343,591   18,296,791    4,127,891    31,196,791
Reserve for
Impairment
of Loans                     --      15,953,200        --       27,068,900
                       -----------  -----------  -----------   -----------
                       $ 2,343,591  $ 2,343,591  $ 4,127,891   $ 4,127,891
                       ===========  ===========  ===========   ===========
----------

(a) On February 11, 1992, the Company made two demand loans to borrowers collectively known as the Outlaws, an affiliate of the Company. The original amount of the borrowings aggregated $2,205,000. The loans are collateralized by an assignment of the borrowers' partnership interest and a mortgage of the underlying collateral subordinated by a first mortgage in the amount of approximately $2,560,000 and are personally guaranteed by CBH. The note was modified effective November 1, 1995 increasing the principal balance of the loan in the amount of $105,598, the interest rate to 11% and extending the maturity date to February 29, 1996. A charge for impairment of $105,598 was simultaneously recorded by the Company due to uncertainty regarding its collectibility. A charge for impairment in the amount of $1,600,000 was recorded during the fourth quarter of 1995 against the outstanding carrying balance on one of the loans. In addition, a charge for impairment in the amount of $86,200 was recorded during the fourth quarter of 1996 against the outstanding carrying balance of the Hudspeth Loan. The loans are on non-accrual status as of March 31, 1997. As of March 31, 1997, no payments have been made by the borrower pursuant to the terms of the notes modified on November 1, 1995. On April 30, 1997, $605,000 was placed in escrow on behalf of the Company by an affiliate of Outlaws as consideration for the Company releasing its liens against the property securing the Company's loans to Outlaws. Thus, the Company no longer maintains any interest in such property. The effect on the Company's financial statements is not material at March 31, 1997.

(b) On May 12, 1992, the Company made a demand loan in the amount of $900,000 to Mideast and China Trading Co. (MCTC) (formerly known as Hemmeter Investment Company), an affiliate of the Company. The loan is collateralized by a subleasehold mortgage in the International Marketplace, located in Honolulu, Hawaii, a collateral assignment in the borrower's interest as sub-sublessor, and is personally guaranteed by CBH. On
April 8, 1994, the Company funded an additional $1,000,000 demand loan. Both loans were modified in 1994 to increase the interest rate by "Additional Interest". The note was modified on November 1, 1995 by restating the interest rate to 11%, extending the maturity date to February 29, 1996 and eliminating the Additional Interest. Interest payments received by the Company during the quarter ended December 31, 1995 and the quarter ended March 31, 1996, of $45,125 and $30,084, respectively, were applied against the carrying amount of the loans. However, the borrower did not make any payment under the terms of the modified loan agreement during the three months ended March 31, 1997. During the second quarter of 1997, the Company completed negotiations with the borrower to obtain title to the subleasehold interest in the international Marketplace in exchange for the Company releasing its interest in the loans.

(c) The loan is collateralized by a second mortgage on a 28-acre parcel of land bordering Simpson Bay Lagoon and the Caribbean Sea on the island of Sint Maarten, Netherlands Antilles (the Property) and is personally guaranteed for $5,900,000 by CBH. The borrower is an affiliate of the Company. As a result of a monetary default under the terms of the agreement, effective July 1, 1995, the Company exercised its right to increase the interest rate on the loan and any subsequent advances, at the default interest rate of 18.5% per annum. A loss reserve in the amount of $5,000,000 was recorded during the fourth quarter 1995 against the outstanding carrying balance. During the quarter ended September 30, 1996, the Company recorded an additional loss reserve in the amount of $5,500,000 based upon the minimum sales price of $7,000,000 established for the auction of the Property pursuant to the foreclosure sale implemented by the senior lender and scheduled for November 14, 1996. On November 14, 1996, the auction for the Sint Maarten Property was continued, however, the minimum bid was not received and it was rescheduled again until December 12, 1996. As had occurred in September and November of 1996, no minimum bid was received. The auction then was rescheduled for January 30, 1997. At the auction on January 30, 1997, a bid was received in an amount sufficient to retire the amount of the principal balance of the first mortgage plus all accrued and unpaid interest and the related fees and costs of the senior lender and provide the Company with approximately $1,784,300. On February 6, 1997, the Company received the $1,784,300 of proceeds from the sale by public auction of the Property. As a condition to this sale, the Company released its liens against the Property. Thus, the Company no longer maintains any interest in the Property. For the quarter ended December 31, 1996, the Company recorded a final loss reserve in the amount of $615,700 to reflect the proceeds received of $1,784,300.

(d) On January 4, 1994, the Company made a demand loan to CBH, in the amount of $12,900,000. In September 1994, an additional $1,100,000 was extended under the loan. The loan was collateralized by junior mortgages on certain residential properties in Hawaii and California. The loan was modified in 1994 to release the Hawaii residence as collateral effective January 3, 1995 and to increase the interest rate. On May 2, 1995, the Company advanced an additional $1,000,000 to CBH. The interest rate on the additional $1,000,000 is 23% per annum, 10% per annum of which is to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. During 1995, a total allowance of approximately $14,267,000 was recorded against the carrying value of the loan. During February 1996, the Company received approximately $733,000 as a partial repayment of the loan from the sale of the California residences that were collateral of the loan. CBH continues to be liable for the uncollected portion of this loan plus interest on the default rate of 27% per annum. The loan is on non-accrual status as of March 31, 1997.

6.   LITIGATION

     On July 3, 1995, a class action complaint captioned "Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665" was filed against the Company, CBH, Mark M. Hemmeter ("MMH") and Deloitte & Touche LLP, the Company's independent auditors at that time, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and other provisions of the federal securities laws and the rules promulgated by the Securities and Exchange Commission (the "Commission"). On August 24,1995, a second class action suit captioned "Contract v. Resort Income Investors, Inc., et al., Doc. No. 95 B 2184," alleging similar violations of the federal securities laws, was filed in the U.S. District Court for the District of Colorado against each of the defendants in the Sarnoff lawsuit and Daniel D. Lane, ("DDL"), Christopher R. Hemmeter ("CRH"), Gregory Hooper ("GH") and John R. Young
("JRY").   In November 1995, the two actions were consolidated.  On
November 27, 1995, the plaintiffs moved to have the consolidated actions certified as a class action for investors who purchased or acquired stock in the Company between March 1, 1993 and June 29, 1995. On December 6, 1995, the plaintiffs filed a consolidated amended complaint containing similar allegations or claims as asserted in the SARNOFF and CONTRACT class actions. The consolidated amended complaint seeks an unspecified amount of actual damages and reimbursement of costs and expenses. On January 16, 1996, the defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On February 29, 1996, the defendants filed opposition papers to plaintiffs' motion for class certification. On October 25, 1996, the Court heard arguments on the defendants' motion to dismiss and the plaintiffs' notice for class certification. No ruling has been issued to date. The parties are currently engaged in discovery.

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

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had three temporary investments outstanding with carrying values totalling $2,343,591. Each of these temporary mortgage loan investments, the status of which are described below, were declared in default during 1995. The Company did not receive any interest payments on the loans during the quarter ended March 31, 1997.

     The Company will not make any new loans, however, the Company has advanced and may continue to advance funds to the Affiliated Borrowers to the extent deemed necessary to protect the Company's position in the underlying collateral. As of March 31, 1997, the Company has advanced approximately $740,000 to the Affiliated Borrowers in an effort to protect the Company's collateral positions. The Company will consider making distributions to Stockholders during the course of the liquidation process, although the amount and timing of such distributions are not predictable. However, as a result of the uncertainty caused by the lawsuits described in
Part II, management of the Company is continuing in its decision that no periodic liquidating distributions will be made to the Stockholders of the Company. The Company reevaluates this position on an ongoing basis. The Company believes that it will not be required to make distributions in the near term to maintain its status as a REIT. Although reserves have been established and expenses incurred regarding the protection of its loan collateral, it is the Company's intent to pursue collection of these costs as incurred. The statement of net assets reflects the Company's best estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest are based on an analysis of each loan by the Directors, as well as valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimates reflected in the March 31, 1997 statement of net assets.

     The Company's near term capital requirements will be for ongoing operating costs during the period of self-liquidation and the costs incurred in connection with the defense of the pending litigation. The Company believes that its existing cash, cash equivalents and investment balances should be adequate to fund near-term capital requirements.

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

     Based upon the results of an appraisal prepared by an independent third party, the carrying value of the New Sint Maarten Loan was $7,900,000 as of December 31, 1995 after a $5,000,000 reserve for impairment of value was recorded against the loan during the quarter ended December 31, 1995. The Affiliated Borrower received a formal demand for payment from the senior lender which demand stated that if payment was not received by June 13, 1996, the senior lender would institute legal proceedings against both the Affiliated Borrower and CBH personally, as the guarantor of such loan. Representatives of the Company met with the senior lender during the second quarter of 1996 and were informed that the senior lender had commenced the foreclosure process. In connection with the foreclosure process undertaken by the senior lender, the Sint Maarten Property was put out to auction. Pursuant to the terms of the auction, a minimum bid of $8,000,000 was required and if a bid equal to or in excess of such amount was not received, the auction process would be continued at a later date with a lesser minimum bid. On September 26, 1996, the auction for the Sint Maarten Property was held, however, the minimum bid was not received. In this regard, the auction was rescheduled for November 14, 1996 and the minimum bid was reduced to $7,000,000. Based on this new minimum auction price, the Company took an additional reserve, as of September 30, 1996, for $5,500,000. On November 14, 1996, the auction for the Sint Maarten Property was continued, however, the minimum bid was not received and it was rescheduled again until December 12, 1996. As had occurred in September and November 1996, no minimum bid was received. The auction then was rescheduled for January 30, 1997. At the auction on January 30, 1997, a bid was received in an amount sufficient to retire the amount of the principal balance of the first mortgage plus all accrued and unpaid interest and the related fees and costs of the senior lender and provide the Company with approximately $1,784,300. On February 6, 1997, the Company received the $1,784,300 of proceeds from the sale by public auction of the Sint Maarten Property. As a condition to the sale, the Company released its liens against the Sint Maarten Property. Thus, the Company no longer maintains any interest in the Sint Maarten Property. For the quarter ended December 31, 1996, the Company recorded a final loss reserve in the amount of $615,700 to reflect the proceeds received of $1,784,300.

     On February 11, 1992, the Company made two demand loans to Outlaws Casino, Ltd., an affiliate of the Investment Manager (the "Outlaws Borrower") in the amounts of $1,200,000 (the "Crook Loan") and $500,000 (the "Hudspeth Loan") (collectively, the "Outlaws Loans"). The Outlaws Borrower sought the loans in order to fund a portion of the acquisition of two adjacent parcels of land in Black Hawk, Colorado, known as the Crook Parcel (approximately 16,000 square feet) and the Hudspeth Parcel (approximately 5,500 square feet). The Outlaws Borrower originally planned to combine the Crook Parcel and the Hudspeth Parcel and construct a casino of approximately 50,000 square feet containing approximately 800 slot machines thereon. The Outlaws Loans were collateralized by an assignment of a partnership interest in the Outlaws Borrower; the Crook Loan is also secured by a second mortgage on the Crook Parcel which was subordinated to a seller note with a principal balance at December 31, 1996 of $2,561,621. The Hudspeth Loan was also secured by a first mortgage on the Hudspeth parcel. There was no senior encumbrance on the Hudspeth Parcel.

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

     Based on this information, the Company decided to modify the terms of the Outlaws Loans to require the Outlaws Borrower to make monthly payments of "net revenue" from the casino and real estate which the Outlaws Borrower had mortgaged to the Company as security for the loans (the "Properties"). Net revenue is defined as all operating revenues from the Properties less:
(a) the ordinary and reasonable expenses of the operation of the Properties; (b) the interest and principal payments required by the existing senior lender on the property which secures the Crook Loan; and
(c) the funds necessary to maintain no less than $150,000 of working capital. The Company also stated that in exchange for its forbearance from foreclosing on the Outlaws Loans, the Outlaws Borrower must deliver to the Company, on the first day of each month: (a) monthly operating reports setting forth the current financial performance of the Properties; (b) current balance sheets evidencing the financial condition of the Properties; and (c) rolling three-month projections for the businesses located on the Properties. In addition, the previous unpaid interest as of October 31, 1995, in the amount of $105,598, was capitalized and added to the outstanding balances of the Outlaws Loans. Simultaneously, due to uncertainties about the financial wherewithal of the Outlaws borrower, a loan loss reserve was taken in the same amount of $105,598. Despite the revised marketing plan of the Outlaws Borrower, operations at the Outlaws Casino did not result in the generation of funds necessary to allow for sufficient working capital, therefore, the Company never received any monthly payments of net revenue from the Outlaws Borrower during 1996.

     As of December 31, 1996, the outstanding loan balances, were $1,600,000 for the Crook Loan and $605,000 for the Hudspeth Loan. The report prepared for the Company by Coopers & Lybrand LLP ("C&L") dated January 15, 1996 concluded that the market value of the fee simple interest in the Outlaws Casino was $2,500,000. As of December 31, 1996, the senior encumbrance on the Crook Parcel was $2,561,621. Therefore, the Company set up a reserve for the entire $1,600,000 of the Crook Loan. During the fourth quarter of 1996, the Company set up a reserve for the Hudspeth Loan in the amount of $86,200 based on the valuation from an appraisal by C&L commissioned by the Company. As of March 31, 1997, the outstanding principal balance for the Hudspeth Loan was $518,800. On April 30, 1997, $605,000 was placed in escrow on behalf of the Company by an affiliate of the Outlaws Borrower in exchange for the Company releasing its interests in the loans secured by the Properties. The Company no longer maintains any interest in the Properties.

     On May 12, 1992, the Company made a demand loan in the amount of $900,000 (the "Waikiki Loan") to Hemmeter Investment Company, now known as Mideast and China Trading Company, a Hawaii general partnership, an affiliate of the Investment Manager (the "Waikiki Borrower"). The proceeds of the Waikiki Loan were used to acquire options on various properties in New Orleans, Louisiana, in connection with gaming-related developments pursued by the Hemmeter organization. The Waikiki Loan was secured by a sub-leasehold mortgage on the International Marketplace, a retail center in Honolulu, Hawaii (the "Waikiki Property"), CBH's personal guaranty and a collateral assignment of the Waikiki Borrower's interest as the sub-sublessor of the Waikiki Property. This loan bore interest at the rate of 9.5% per annum, payable quarterly in arrears, and was due on the earlier of demand or May 12, 1993. The Company agreed to extensions of the term of the Waikiki Loan through September 30, 1994. On September 30, 1994, the Waikiki Loan was further extended to March 31, 1995 in consideration for which the interest rate was increased to 19.5%, 10% of which accrued and was to be payable at the time the Waikiki Loan matured. On March 16, 1995, the Company agreed to further extend the maturity of the Waikiki Loan to June 30, 1995. On June 30, 1995, this loan went into default. As a result, the Company ceased accruing interest on the Waikiki Loan and converted it to a demand loan.

     On April 8, 1994, the Company made a demand loan in the amount of $1,000,000 (the "Waikiki II Loan") to the Waikiki Borrower. The proceeds of the loan were used to fund working capital requirements of Grand Palais Casino, Inc. ("GPCI"), an affiliate of the Company. The Waikiki II Loan was also secured by the Waikiki Property, CBH's personal guaranty and a collateral assignment of the Waikiki Borrower's interest as the sub-sublessor of the Waikiki Property. This loan bore interest at the rate of 9.5% per annum payable quarterly in arrears, and was due on the earlier of demand or October 8, 1994. On September 30, 1994, the Waikiki II Loan was extended to the earlier of demand or March 31, 1995 in consideration for which the interest rate was increased to 19.5%, 10% of which accrued and was to be payable at the time the Waikiki II Loan matured. On March 16, 1995, the Company agreed to further extend the maturity of the Waikiki II

Loan to June 30, 1995. On June 30, 1995, this loan went into default. Consequently, the Company ceased accruing interest on the Waikiki II Loan for financial statement purposes only and converted it to a demand loan.

     The Company modified the terms of the two Waikiki Loans on November 1, 1995 so as to require the Waikiki Borrower to make monthly payments of $15,042 with interest accruing at a rate of 11% per annum. As of March 31, 1997, the combined outstanding principal balances were $1,824,791. C&L appraised the subleasehold interest at International Marketplace at $2,510,000 at December 31, 1995. In light of this valuation, the Company has not set up a reserve for the principal amount of the Waikiki Loans. During the second quarter of 1997, the Company completed negotiations with the Waikiki Borrower to obtain title to the Waikiki Property in exchange for the Company releasing its interest in the Waikiki Loans. As of the date of this filing, the necessary documentation remains in escrow pending the completion of certain ministerial matters which should be completed before the end of the second quarter of 1997. At such time, the Company will have title to the Waikiki Property and receive approximately $25,000 per month from the rental of the subleasehold interest in the Waikiki Property.

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

     On May 13, 1995, the Company agreed to provide HEI with a senior bank facility in the amount of $4,000,000 (the "HEI Senior Bank Facility"). The HEI Senior Bank Facility was secured pari passu by deeds of trust for real properties known as the Bullwhackers Casinos in Central City and Black Hawk, Colorado, a second mortgage on the Canadian Pavilion Property and a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI"), an affiliate of CBH, and a collateral assignment of GPRI's interests in the riverboat joint venture which was operated in New Orleans. The HEI Senior Bank Facility was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and by CBH. The Company made an initial funding of $2,000,000 of the $4,000,000 HEI Senior Bank Facility and $1,000,000 of the loan proceeds were utilized to repay the HEI Loan. The HEI Senior Bank Facility bore interest at the rate of 12% per annum and was scheduled to mature on September 30, 1995. On June 30, 1995, the Company determined that it would not advance any additional sums to HEI under the terms of the HEI Senior Bank Facility. In October 1995, HEI and GPRI both filed for bankruptcy protection. As of December 31, 1995, the Company recorded a $1,000,000 reserve against the carrying value of the HEI Senior Bank Facility. The plans of reorganization of HEI and GPRI were approved by the bankruptcy courts in June 1996, in satisfaction of its interest, the Company received the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming"); (ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." On December 1, 1996, the Company received cash and proceeds of $899 and an additional note in the principal amount of $34,000 with terms consistent with the original Colorado Gaming note representing the payment of interest due on the original Colorado Gaming note through December 1, 1996. In addition, the Company is also entitled to receive a small number of warrants of Casino America, Inc. On July 25, 1996, the Company exercised its right to purchase 6,913 additional shares of common stock of Casino America, Inc. for $40,614 or $5.875 per share.

     As of March 31, 1997, the Company had approximately $1,426,004 in cash and cash equivalents and investments securities.

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

RESULTS OF OPERATIONS

     Net assets in liquidation decreased from a balance of $4,801,590 at December 31, 1996 to a balance of $4,576,544 at March 31, 1997. The decrease resulted primarily from the Company's payment of its operating expenses.

     Total revenue for the three months ended March 31, 1997 was $9,030 compared to $28,934 for the same period in 1996. This decrease is primarily due to a termination of interest payments on the Company mortgage and demand loans by its Affiliated Borrowers during the second quarter of 1995, as discussed above.

     Operating expenses for the three months ended March 31, 1997 were $267,334 compared to $786,815 for the same period in 1996. This decrease was due to decreased legal fees and liquidation costs related to the litigation as discussed in Part II, Item I and the announcement of the Company's self-liquidation.

OTHER INFORMATION

     The Company's shares of common stock are listed on the NASDAQ Electronic Bulletin Board under trading symbol RIIV.

                         PART II.  OTHER INFORMATION


ITEM 1.   LITIGATION

     On July 3, 1995, a class action complaint captioned "Sarnoff v. Resort Income Investors, Inc., et al., Doc. No. 95 B 1665" was filed against the Company, CBH, Mark B. Hemmeter ("MMH") and Deloitte & Touche LLP, the Company's independent auditors at that time, in U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and other provisions of the federal securities laws and the rules promulgated by the Securities and Exchange Commission (the "Commission"). On August 24, 1995, a second class action suit captioned "Contract v. Resort Income Investors, Inc., et al., Doc. No. 95 B 2184," alleging similar violations of the federal securities laws, was filed in the U.S. District Court for the District of Colorado against each of the defendants in the Sarnoff lawsuit and Daniel D. Lane ("DDL"), Christopher R. Hemmeter ("CRH"), Gregory Hooper ("GH") and John R. Young ("JRY"). In November 1995, the two actions were consolidated. On November 27, 1995, the plaintiffs moved to have the consolidated actions certified as a class action for investors who purchased or acquired stock in the Company between March 1, 1993 and June 29, 1995. On December 6, 1995, the plaintiffs filed a consolidated amended complaint containing similar allegations or claims as asserted in the SARNOFF and CONTRACT class actions. The consolidated amended complaint seeks an unspecified amount of actual damages and reimbursement of costs and expenses. On January 16, 1996, the defendants moved to dismiss the consolidated amended complaint for failure to state a claim. On February 29, 1996, the defendants filed opposition papers to plaintiffs' motion for class certification. On October 25, 1996, the Court heard arguments on the defendants' motion to dismiss and the plaintiffs' notice for class certification. No ruling has been issued to date. The parties are currently engaged in discovery.

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

            Exhibit
            Number      Description

            3  (a)      Restated Certificate of Incorporation
            3  (b)      Amended and Restated By-Laws
            10 (a)      Form of Investment Management Agreement
            10 (b)      Form of Cash Flow Guaranty Agreement
            10 (c)      Form of Mortgage Loan Purchase
                          Guaranty Agreement

     (b) The following report on Form 8-K was filed by the Company during the quarter ended March 31, 1997: A Current Report on Form 8-K was filed on February 10, 1997 wherein Item 5. Other Events disclosed that the Company had received proceeds of approximately $1,784,300 on February 6, 1997 from the sale of the property securing the Company's Sint Maarten loan.

     Items 2, 3, 4 and 5 of Part II are omitted because of the absence of conditions under which they are required.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 14, 1997          RESORT INCOME INVESTORS, INC.
                             (Registrant)


                             By:  ___________________________

                             John R. Young
                             Chairman of the Board of Directors,
                             Chief Executive Officer, President and
                             Chief Financial Officer


                             By:  ____________________________

                             Daniel D. Lane
                             Director, Secretary,
                             Treasurer and Chief
                             Accounting Officer