Form 10QSB
period 1997-09-30
RESORT INCOME INVESTORS INC
filed 1997-11-14
CIK 837336

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549


                                  FORM 10-QSB


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997


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


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES [ X ]   NO [   ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares of common stock outstanding as of November 14, 1997: 4,156,000

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         RESORT INCOME INVESTORS, INC.
                    STATEMENTS OF NET ASSETS IN LIQUIDATION
                              (LIQUIDATION BASIS)

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)



                                             SEPTEMBER 30,    DECEMBER 31,
                                                1997             1996
                                            -------------    ------------

ASSETS

Demand loans to related parties,
  net of allowances. . . . . . . . . . . .     $    --        $ 4,127,891
Real Estate Interest Held For Sale . . . .      1,529,633           --
Notes receivable . . . . . . . . . . . . .        642,059         577,634
Cash and cash equivalents. . . . . . . . .      1,737,216         146,037
Investment securities at
  market value . . . . . . . . . . . . . .        388,412         327,026
                                              -----------     -----------
Total assets . . . . . . . . . . . . . . .      4,297,320       5,178,588
                                              -----------     -----------

LIABILITIES

Accounts payable and
  accrued expenses . . . . . . . . . . . .        147,455         376,998
                                              -----------     -----------

NET ASSETS IN LIQUIDATION. . . . . . . . .    $ 4,149,865     $ 4,801,590
                                              ===========     ===========






























   The accompanying notes are an integral part of the financial statements.

                         RESORT INCOME INVESTORS, INC.
              STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                              (LIQUIDATION BASIS)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)





                                                  1997           1996
                                              -----------     -----------

NET ASSETS IN LIQUIDATION
  AT JANUARY 1 . . . . . . . . . . . . . .    $ 4,801,590     $13,057,684

Interest income on cash and
  cash equivalents . . . . . . . . . . . .         31,795          66,593

Interest income on notes receivable. . . .         38,142           --

Allowance for Impairment of Investment
 in Loans and Accrued Interest . . . . . .          --         (5,500,000)

Gain (Loss) on investment
  securities . . . . . . . . . . . . . . .         85,197        (117,200)

Gain on settlement of demand loan. . . . .         86,200           --

Operating expenses . . . . . . . . . . . .       (893,059)     (1,687,876)
                                              -----------     -----------

NET ASSETS IN LIQUIDATION. . . . . . . . .    $ 4,149,865     $ 5,819,201
                                              ===========     ===========

































   The accompanying notes are an integral part of the financial statements.

                         RESORT INCOME INVESTORS, INC.
              STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                              (LIQUIDATION BASIS)

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)





                                                  1997           1996
                                              -----------     -----------

NET ASSETS IN LIQUIDATION
  AT JUNE 30 . . . . . . . . . . . . . . .    $ 4,361,218     $11,680,010

Interest income on cash and
  cash equivalents . . . . . . . . . . . .         13,908           6,630

Interest income on notes
  receivable . . . . . . . . . . . . . . .          --              --

Gain on investment
  securities . . . . . . . . . . . . . . .         32,509          30,085

Gain on settlement of
  demand loan. . . . . . . . . . . . . . .          --              --

Allowance for impairment of
  investment in loans and
  accrued interest . . . . . . . . . . . .          --         (5,500,000)

Operating expenses . . . . . . . . . . . .       (257,770)       (397,524)
                                              -----------     -----------

NET ASSETS IN LIQUIDATION. . . . . . . . .    $ 4,149,865     $ 5,819,201
                                              ===========     ===========






























   The accompanying notes are an integral part of the financial statements.

                         RESORT INCOME INVESTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

     The Board of Directors of the Company announced on June 29, 1995, that it would commence an orderly self-liquidation of the Company's assets over an estimated 24- to 36-month period. The Company also announced a charge to income would be made in the second quarter of 1995 in an amount that, in management's judgment based upon then available information, would reflect the impaired value. The charge included allowances for losses on loans, interest receivable and the reversal of certain accrued interest. The amount of the charge was based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans, and also reflected management's judgments concerning the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest. On August 8, 1995, CBH and Mark M. Hemmeter resigned their positions as executive officers and directors of the Company. Throughout the remainder of 1995, 1996 and the first, second and third quarters of 1997, the Company continued to evaluate the ability of CBH to perform on his guarantees and the value of collateral underlying the Company's loans and recorded additional charges for estimated losses. The Company's independent directors assumed responsibility for negotiations with CBH and the Affiliated Borrowers to maximize the Company's recovery of its investment in loans and accrued interest. Based on information provided to the independent directors by CBH and the Affiliated Borrowers, the independent directors reviewed CBH's financial condition and the financial condition of the Affiliated Borrowers, as well as the terms of the Company's loans, the collateral for certain of the loans (including the existence of senior liens on certain of the collateral), appraisals of certain of such collateral and other information concerning the value of the other collateral, and other factors, to determine the amount of the charges and in reaching the decision to proceed with the liquidation of the Company's assets.

     On September 24, 1997, CBH and his wife, Patricia Hemmeter, filed a voluntary petition pursuant to Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California. Management of the Company will monitor the bankruptcy proceedings and will file all necessary claims in order to protect the Company's interest in the bankruptcy estate. The Company will vigorously pursue its claim in the bankruptcy proceeding but it is premature to determine what distribution, if any, the Company will receive from this bankruptcy.

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the September 30, 1997 and December 31, 1996 statements of net assets in liquidation and the statements of changes in net assets in liquidation for the nine and three months ended September 30, 1997 and 1996 have been presented on the liquidation basis. The September 30, 1997 and December 31, 1996 statements of net assets in liquidation reflect the Company's estimates, in management's judgment, based upon then available information, of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans and accrued interest were based on an analysis of each loan, including valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize from liquidation of its assets could differ materially from the amounts assumed in arriving at the estimates reflected in the September 30, 1997 statement of net assets. Changes in estimates are reflected in the period in which additional information becomes available.

     The amount ultimately available for distribution to stockholders will depend on a variety of factors in addition to the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of contingent liabilities. The amount distributed will likely differ from the amount of net assets in process of liquidation presented in the September 30, 1997 statement of net assets, and the difference could be material.

     At September 30, 1997, the Company's financial instruments consist of notes receivable, real estate interest held for sale, cash and cash equivalents, investment securities, and accounts payable and accrued expenses. These instruments are included in the accompanying statement of net assets in liquidation at their estimated net realizable values. Management believes that the estimated net realizable value of these financial instruments approximates their fair value. The basis for determining these amounts for demand loans and notes receivable is described in Note 3. Investment securities fair values are based on market quotes. Based on the nature and terms of accounts payable and accrued expenses, face amounts represent fair value.

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

3.   ACCRUED INTEREST AND REVENUE RECOGNITION

     The accrual of interest on the Company's demand loans was discontinued effective June 29, 1995 and all accrued but unpaid interest was reserved when it was announced that the Company would commence an orderly self-liquidation as a result of CBH's acknowledgement that interest and principal would not be paid when due on demand loans made by the Company to him personally or to the Affiliated Borrowers. Once a demand loan has been placed in a non-accrual status, cash collections will be applied to the carrying amount of the loan. However, the Company is pursuing its collection of all the principal and interest contractually due from the Affiliated Borrowers and CBH.

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

     Based upon information received from an independent third party market specialist in non-publicly traded stock such as Colorado Gaming, its market value at September 30, 1997 is estimated to be approximately $4.50 per share providing a value of the Company's shares of $270,765. The Company originally recorded its ownership interest in these shares as investment securities valued at $180,510 as of June 30, 1996. At September 30, 1997, the Company recorded a marked to market adjustment of $30,085 representing a gain on investment securities as a result of an increase in the Colorado Gaming share price from $4.00 to $4.50 per share at September 30, 1997. In addition, the Company received 27,089 shares of common stock of Casino America, Inc. which was initially quoted at $9.375 per share and recorded as investment securities in the amount of $253,824. On July 25, 1996, the Company exercised its right to purchase 6,913 additional shares of common stock of Casino America, Inc. for $40,614 or $5.875 per share. At September 30, 1997, the total 34,002 shares of Casino America, Inc. are estimated to be approximately $3.46 per share providing a value of the Company's shares of $117,647. At September 30, 1997, the Company recorded a market adjustment for a loss on investment securities in the amount of $9,313 regarding the Casino America, Inc. stock as a result of a decrease
in its share price to $3.46 at September 30, 1997.   As of September 30,
1997, the Company had estimated the net realizable value of the notes receivable from Colorado Gaming to be $642,059. Colorado Gaming has entered into a letter of intent to be acquired by Ladbroke Group PLC for $6.25 per share plus the assumption of Colorado Gaming's debt. The transaction is expected to become final in the first quarter of 1998.

5.   DEMAND LOANS TO RELATED PARTIES

     Demand loans to related parties include the following:

                             Carrying      Face       Carrying       Face
                  Interest   Amount at   Amount at    Amount at    Amount at
                   Rate/     Sept. 30,   Sept. 30,     Dec. 31,     Dec. 31,
Borrower          Maturity     1997        1997         1996         1996
--------          --------   ---------   ---------    ---------    ---------

Outlaws (a)         11.00%
                    Demand       --      1,600,000      518,800    2,205,000

MCTC (b)            11.00%
                    Demand       --           --      1,824,791    1,824,791

RCH Invest-
ments (c)           18.50%
                    Demand       --          --       1,784,300   12,900,000
CBH and
Patricia            27.00%
Hemmeter (d)        Demand       --     14,267,000         --     14,267,000
                              -------- -----------   ----------  -----------

                                 --     15,867,000    4,127,891   31,196,791
Reserve for
Impairment
of Loans                         --     15,867,000        --      27,068,900
                              -------- -----------   ----------  -----------
                              $  --    $     --      $4,127,891  $ 4,127,891
                              ======== ===========   ==========  ===========

(a) On February 11, 1992, the Company made two demand loans to borrowers collectively known as the Outlaws, an affiliate of the Company. The original amount of the borrowings aggregated $2,205,000. The loans are collateralized by an assignment of the borrowers' partnership interest and a mortgage of the underlying collateral subordinated by a first mortgage in the amount of approximately $2,560,000 and are personally guaranteed by CBH. The note was modified effective November 1, 1995 increasing the principal balance of the loan in the amount of $105,598, the interest rate to 11% and extending the maturity date to February 29, 1996. A charge for impairment of $105,598 was simultaneously recorded by the Company due to uncertainty regarding its collectibility. A charge for impairment in the amount of $1,600,000 was recorded during the fourth quarter of 1995 against the outstanding carrying balance on the Crook Loan. In addition, a charge for impairment in the amount of $86,200 was recorded during the fourth quarter of 1996 against the outstanding carrying balance of the Hudspeth Loan. On April 30, 1997, $605,000 was placed in escrow on behalf of the Company by an affiliate of Outlaws as consideration for the Company releasing its liens against the property securing the Company's loans to Outlaws. On June 20, 1997, the Company received cash proceeds of $605,000 less $17,000 for a lost note charge. Thus, the Company no longer maintains any interest in such property. CBH continues to be liable for the uncollected portion of the Crook Loan plus interest at the rate of 11% per annum. The loan is on non-accrual status as of September 30, 1997.

(b) On May 12, 1992, the Company made a demand loan in the amount of $900,000 to Mideast and China Trading Co. (MCTC) (formerly known as Hemmeter Investment Company), an affiliate of the Company. The loan is collateralized by a subleasehold mortgage in the International Marketplace, located in Honolulu, Hawaii, a collateral assignment in the borrower's interest as sub-sublessor, and is personally guaranteed by CBH. On
April 8, 1994, the Company funded an additional $1,000,000 demand loan. Both loans were modified in 1994 to increase the interest rate by "Additional Interest". The note was modified on November 1, 1995 by restating the interest rate to 11%, extending the maturity date to February 29, 1996 and eliminating the Additional Interest. Interest payments received by the Company during the quarter ended December 31, 1995 and the quarter ended March 31, 1996, of $45,125 and $30,084, respectively, were applied against the carrying amount of the loans. On July 23, 1997, the Company completed negotiations with the Company's Waikiki borrower resulting in the Company receiving the borrower's interest in the subleasehold of the International Marketplace, a retail center in Honolulu, Hawaii in exchange for the Company releasing its interest in the loans. In addition to taking title, the Company received approximately $197,000 of escrowed rental income for such property from December 1, 1996. The Company currently anticipates that it will receive approximately $25,000 per month of rental income from this property. See Note 6 "Real Estate Interest Held for Sale" for further detail regarding the interest in the International Marketplace.

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

(d) On January 4, 1994, the Company made a demand loan to CBH, in the amount of $12,900,000. In September 1994, an additional $1,100,000 was extended under the loan. The loan was collateralized by junior mortgages on certain residential properties in Hawaii and California. The loan was modified in 1994 to release the Hawaii residence as collateral effective January 3, 1995 and to increase the interest rate. On May 2, 1995, the Company advanced an additional $1,000,000 to CBH. The interest rate on the additional $1,000,000 is 23% per annum, 10% per annum of which is to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. During 1995, a total allowance of approximately $14,267,000 was recorded against the carrying value of the loan. During February 1996, the Company received approximately $733,000 as a partial repayment of the loan from the sale of the California residences that were collateral of the loan. CBH continues to be liable for the uncollected portion of this loan plus interest at the default rate of 27% per annum. The loan is on non-accrual status as of September 30, 1997.

6.     REAL ESTATE INTEREST HELD FOR SALE

       On July 23, 1997, the Company completed negotiations with the Company's Waikiki borrower resulting in the Company receiving the borrower's interest in the subleasehold of the International Marketplace, a retail center in Honolulu, Hawaii in exchange for the Company releasing its interest in the loans. In addition to taking title, the Company received approximately $197,000 of escrowed rental income for such property from December 1, 1996. As of September 30, 1997, the Company has reflected its ownership in the subleasehold interest of International Marketplace on the Statement of Net Assets in Liquidation as Real Estate Interest Held for Sale with a carrying value of $1,529,633. The Company's reduction in the June 30, 1997 carrying value of the International Marketplace note of $1,824,791 is the result of the receipt of the approximately $197,000 of escrowed rental receipts and approximately $98,000 in monthly rental income received through September 30, 1997 which the Company has recorded as a charge against the asset's carrying value. The Company currently anticipates that it will receive approximately $25,000 per month of rental income from this property.

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

     Pursuant to the Company's by-laws and Delaware law, the Company is advancing CBH's, MMH's, CRH's, GH's, DDL's and JRY's costs of defense in the class action and derivative litigation. CBH, MMH, CRH, GH, DDL and JRY have executed undertakings to repay the Company for the advances if it is ever determined that they were not entitled to receive the advances. CBH filed a voluntary bankruptcy petition on September 24, 1997.

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

     $1,425,000 of the approximately $5,050,000 will be contributed towards the settlement of the derivative litigation. As previously reported, the plaintiffs in the derivative litigation intended to file a related action in Colorado Federal Court, and seek approval of the settlement of the derivative action in that Court concurrently with the settlement of the class action litigation. On October 17, 1997, the derivative litigation plaintiffs filed a complaint in the Colorado Federal Court alleging the same claims asserted in the complaints they filed in Delaware.

       The contributions to the settlement by the Company's directors' and officers' insurer and its former auditors have been placed in escrow, pending court review and approval of the settlement. The Company's contribution to the settlement will be funded as follows: (i) within one business day after notice of the court's entry of an order preliminarily approving the settlement, the Company will place in escrow $250,000; (ii) no later than four business days prior to the hearing scheduled by the Court to determine whether to finally approve the settlement, the Company will place an additional $250,000 in escrow; and (iii) in addition to the payments referenced in subparagraphs (i) and (ii), the Company shall, upon the sale or liquidation of any assets occurring after a Settlement Agreement is executed, contribute to the escrow 44% of the proceeds from such liquidation or sale within three business days after such proceeds are received. The payments by the Company to the escrow under subparagraph
(iii) will not exceed $500,000. In any event, within five days after both the filing of the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997, or the Company's receipt of its audited financial statements for the period ended December 31, 1997, and the occurrence of the effective date of the settlement, the portion of the payment by the Company described in subparagraph (iii) shall be paid by the Company to the extent not previously tendered.

     Notices which thoroughly address the settlement will be forwarded to class members and current stockholders from the Clerk of the Court after filing of a Stipulation and Agreement of Settlement and preliminary approval of the Settlement by the court. Investors who purchased shares in the Company during the class period will also receive information regarding the procedures for filing claims. The Company anticipates the Settlement Agreement will be filed during the last quarter of 1997 and a hearing for final approval of the settlement is anticipated in early 1998.

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

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates", "expects", "intends", "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had real estate interest held for sale with a carrying value of $1,529,633. See below for further detail regarding the real estate interest held for sale. On June 23, 1997, the Company received $38,142 representing the payment of interest on the combined Colorado Gaming notes representing interest due through June 1, 1997.

     The Company will not make any new loans, however, the Company has advanced funds to the Affiliated Borrowers to the extent it deemed necessary to protect the Company's position in the underlying collateral. As of September 30, 1997, the Company had advanced approximately $740,000 to the Affiliated Borrowers in an effort to protect the Company's collateral positions. Now that the Company has entered into an agreement in principle to settle the class action and derivative litigation, the Company, at such time as the settlement is approved, will be able to reconsider its position regarding distributions to Stockholders. However, until such time as the settlement is approved as described in Part II, management of the Company is continuing in its decision that no periodic liquidating distributions will be made to the Stockholders of the Company. The Company believes that it will not be required to make distributions in the near term to maintain its status as a REIT. Although reserves have been established and expenses incurred regarding the protection of its loan collateral, it is the Company's intent to pursue collection of these costs as incurred. The statement of net assets reflects the Company's best estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans, real estate interest held for sale and accrued interest are based on an analysis of each asset by the Directors, as well as valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates.
The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimates reflected in the September 30, 1997 statement of net assets.

     The Company's near term capital requirements will be for ongoing operating costs during the period of self-liquidation and the costs incurred in connection with the pending litigation. The Company believes that its existing cash, cash equivalents and investment balances should be adequate to fund near-term capital requirements.

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

     As of December 31, 1996, the outstanding loan balances, were $1,600,000 for the Crook Loan and $518,800 for the Hudspeth Loan. The report prepared for the Company by Coopers & Lybrand LLP ("C&L") dated January 15, 1996 concluded that the market value of the fee simple interest in the Outlaws Casino was $2,500,000. As of December 31, 1996, the senior encumbrance on the Crook Parcel was $2,561,621. Therefore, the Company set up a reserve for the entire $1,600,000 of the Crook Loan. During the fourth quarter of 1996, the Company set up a reserve for the Hudspeth Loan in the amount of $86,200 based on the valuation from an appraisal by C&L commissioned by the Company. On April 30, 1997, $605,000 was placed in escrow on behalf of the Company by an affiliate of the Outlaws Borrower in exchange for the Company releasing its interests in the loans secured by the Properties. On June 20, 1997, the Company received cash proceeds of $605,000 less $17,000 for a lost note charge. Thus, the Company no longer maintains any interest in the Properties. CBH continues to be liable for the uncollected portion of the Crook Loan plus interest at the rate of 11% per annum. The loan is on non-accrual status as of September 30, 1997.

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

     The Company modified the terms of the two Waikiki Loans on November 1, 1995 so as to require the Waikiki Borrower to make monthly payments of $15,042 with interest accruing at a rate of 11% per annum. As of June 30, 1997, the combined outstanding principal balances were $1,824,791. C&L appraised the subleasehold interest at International Marketplace at $2,510,000 at December 31, 1995. In light of this valuation, the Company has not set up a reserve for the principal amount of the Waikiki Loans. On July 23, 1997, the Company completed negotiations with the Company's Waikiki borrower resulting in the Company receiving the borrower's interest in the subleasehold of the International Marketplace, a retail center in Honolulu, Hawaii in exchange for the Company releasing its interest in the loans. In addition to taking title, the Company received approximately $197,000 of escrowed rental income for such property from December 1, 1996.

As of September 30, 1997, the Company has reflected its ownership in the subleasehold interest of International Marketplace on the Statement of Net Assets in Liquidation as Real Estate Interest Held for Sale with a carrying value of $1,529,633. The Company's reduction in the June 30, 1997 carrying value of the International Marketplace note of $1,824,791 is the result of the receipt of the approximately $197,000 of escrowed rental receipts and approximately $98,000 in monthly rental income received through September 30, 1997 which the Company has recorded as a charge against the asset's carrying value. The Company currently anticipates that it will receive approximately $25,000 per month of rental income from this property.

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

     On September 24, 1997, CBH and his wife, Patricia Hemmeter, filed a voluntary petition pursuant to Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California. Management of the Company will monitor the bankruptcy proceedings and will file all necessary claims in order to protect the Company's interest in the bankruptcy estate. The Company will vigorously pursue its claim in the bankruptcy proceeding but it is premature to determine what distribution, if any, the Company will receive from this bankruptcy.

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

     On May 13, 1995, the Company agreed to provide HEI with a senior bank facility in the amount of $4,000,000 (the "HEI Senior Bank Facility"). The HEI Senior Bank Facility was secured pari passu by deeds of trust for real properties known as the Bullwhackers Casinos in Central City and Black Hawk, Colorado, a second mortgage on the Canadian Pavilion Property and a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI"), an affiliate of CBH, and a collateral assignment of GPRI's interests in the riverboat joint venture which was operated in New Orleans. The HEI Senior Bank Facility was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and by CBH. The Company made an initial funding of $2,000,000 of the $4,000,000 HEI Senior Bank Facility and $1,000,000 of the loan proceeds were utilized to repay the HEI Loan. The HEI Senior Bank Facility bore interest at the rate of 12% per annum and was scheduled to mature on September 30, 1995. On June 30, 1995, the Company determined that it would not advance any additional sums to HEI under the terms of the HEI Senior Bank Facility. In October 1995, HEI and GPRI both filed for bankruptcy protection. As of December 31, 1995, the Company recorded a $1,000,000 reserve against the carrying value of the HEI Senior Bank Facility. The plans of reorganization of HEI and GPRI were approved by the bankruptcy courts in June 1996, in satisfaction of its interest, the Company received the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming"); (ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." On December 1, 1996, the Company received cash and proceeds of $899 and an additional note in the principal amount of $34,000 with terms consistent with the original Colorado Gaming note representing the payment of interest due on the original Colorado Gaming note through December 1, 1996. On June 23, 1997, the Company received $38,142 representing the payment of interest on the combined Colorado Gaming notes representing interest due through June 1, 1997. In addition, the Company was also entitled to receive a small number of warrants of Casino America, Inc. On July 25, 1996, the Company exercised its right to purchase 6,913 additional shares of common stock of Casino America, Inc. for $40,614 or $5.875 per share. Colorado Gaming has entered into a letter of intent to be acquired by Ladbroke Group PLC for $6.25 per share plus the assumption of Colorado Gaming's debt. The transaction is expected to become final in the first quarter of 1998.

     As of September 30, 1997, the Company had approximately $1,737,000 in cash and cash equivalents and investments securities.

     Management of the Company is continuing with its negotiations with CBH regarding his obligations to the Company.

RESULTS OF OPERATIONS

     Net assets in liquidation decreased from a balance of $4,801,590 at December 31, 1996 to a balance of $4,149,865 at September 30, 1997. The decrease resulted primarily from the Company's payment of its operating expenses.

     Total revenue for the nine months ended September 30, 1997 was $69,937 compared to $66,593 for the same period in 1996. Total revenue for the three months ended September 30, 1997 was $13,908 compared to $6,630 for the same period in 1996.

       Operating expenses for the nine months ended September 30, 1997 were $893,059 compared to $1,687,876 for the same period in 1996. Operating expenses for the three months ended September 30, 1997 were $257,770 as compared to $397,524 for the same period in 1996. This decrease was due to decreased legal fees and liquidation costs related to the litigation as discussed in Part II, Item I and the announcement of the Company's self-liquidation.

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

     Pursuant to the Company's by-laws and Delaware law, the Company is advancing CBH's, MMH's, CRH's, GH's, DDL's and JRY's costs of defense in the class action and derivative litigation. CBH, MMH, CRH, GH, DDL and JRY have executed undertakings to repay the Company for the advances if it is ever determined that they were not entitled to receive the advances. CBH filed a voluntary bankruptcy petition on September 24, 1997.

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

     $1,425,000 of the approximately $5,050,000 will be contributed towards the settlement of the derivative litigation. As previously reported, the plaintiffs in the derivative litigation intended to file a related action in Colorado Federal Court, and seek approval of the settlement of the derivative action in that Court concurrently with the settlement of the class action litigation. On October 17, 1997, the derivative litigation plaintiffs filed a complaint in the Colorado Federal Court alleging the same claims asserted in the complaints they filed in Delaware.

     The contributions to the settlement by the Company's directors' and officers' insurer and its former auditors have been placed in escrow, pending court review and approval of the settlement. The Company's contribution to the settlement will be funded as follows: (i) within one business day after notice of the court's entry of an order preliminarily approving the settlement, the Company will place in escrow $250,000; (ii) no later than four business days prior to the hearing scheduled by the Court to determine whether to finally approve the settlement, the Company will place an additional $250,000 in escrow; and (iii) in addition to the payments referenced in subparagraphs (i) and (ii), the Company shall, upon the sale or liquidation of any assets occurring after a Settlement Agreement is executed, contribute to the escrow 44% of the proceeds from such liquidation or sale within three business days after such proceeds are received. The payments by the Company to the escrow under subparagraph
(iii) will not exceed $500,000. In any event, within five days after both the filing of the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997, or the Company's receipt of its audited financial statements for the period ended December 31, 1997, and the occurrence of the effective date of the settlement, the portion of the payment by the Company described in subparagraph (iii) shall be paid by the Company to the extent not previously tendered.

     Notices which thoroughly address the settlement will be forwarded to class members and current stockholders from the Clerk of the Court after filing of a Stipulation and Agreement of Settlement and preliminary approval of the Settlement by the court. Investors who purchased shares in the Company during the class period will also receive information regarding the procedures for filing claims. The Company anticipates the Settlement Agreement will be filed during the last quarter of 1997 and a hearing for final approval of the settlement is anticipated in early 1998.

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

     (b) The following report on Form 8-K was filed during the quarter ended September 30, 1997.

            A Current Report on Form 8-K was filed on July 22, 1997 wherein Item 5 disclosed the Company's announcement that it entered into agreements in principal for the settlement of both the federal securities law class action litigation and the derivative litigation as well as obtaining title to the subleasehold interest of the International Marketplace.

     Items 2, 3, 4 and 5 of Part II are omitted because of the absence of conditions under which they are required.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 1997      RESORT INCOME INVESTORS, INC.
                              (Registrant)


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