Form 10KSB
period 1997-12-31
RESORT INCOME INVESTORS INC
filed 1998-05-07
CIK 837336

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                                FORM 10-KSB

[  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997

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

                                   None
                             (Title of Class)

Check whether the Issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ].  NO [    ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the number of shares of common stock outstanding as of April 30, 1998: 4,156,000.

State issuer's revenues for its most recent fiscal year:  $853,655.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $968,877.

                    DOCUMENTS INCORPORATED BY REFERENCE

A portion of the prospectus of the Registrant dated October 24, 1988 (the "Prospectus") and filed pursuant to Rule 424 under the Securities Act of 1933 is incorporated by reference into Parts II and III of this Annual Report on Form 10-KSB.

                             TABLE OF CONTENTS



                                                             Page
                                                             ----

PART I

ITEM 1.      DESCRIPTION OF BUSINESS . . . . . . . . . . . .    1

ITEM 2.      DESCRIPTION OF PROPERTY . . . . . . . . . . . .    5

ITEM 3.      LEGAL PROCEEDINGS . . . . . . . . . . . . . . .    5

ITEM 4.      SUBMISSION OF MATTERS TO A
             VOTE OF SECURITY HOLDERS. . . . . . . . . . . .    7


PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS . . . . . . . . . .    8

ITEM 6.      MANAGEMENT'S DISCUSSION AND
             ANALYSIS OR PLAN OF OPERATION . . . . . . . . .    9

ITEM 7.      FINANCIAL STATEMENTS  . . . . . . . . . . . . .   19

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE. . . . . . . . . . . . . .   19


PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS; COMPLIANCE
             WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . .   20

ITEM 10.     EXECUTIVE COMPENSATION. . . . . . . . . . . . .   21

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT . . . . . . . . . . . . .   22

ITEM 12.     CERTAIN RELATIONSHIPS AND
             RELATED TRANSACTIONS. . . . . . . . . . . . . .   23


PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . .   24



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   25

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

     Resort Income Investors, Inc. (the "Company") is a Delaware corporation organized pursuant to a Certificate of Incorporation filed on July 20, 1988. The Company commenced a public offering of up to 3,600,000 shares of common stock (subject to increase to 4,140,000 shares to cover over-allotments) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, as amended, which was declared effective by the Securities and Exchange Commission on October 24, 1988. Pursuant to the public offering, the Company received gross proceeds of $51,750,000 from the sale of 4,140,000 shares, plus an additional $200,000 from the sale of 16,000 shares to RC&H, Inc. ("RC&H"), the Company's initial investment manager, at the public offering price of $12.50 per share.

     In late June 1995, Mr. Christopher B. Hemmeter ("CBH"), then the Chairman of the Board, President and Chief Executive Officer of the Company, informed the Company that interest and principal would not be paid when due on demand loans made by the Company to him personally or to entities affiliated with him (the "Affiliated Borrowers"). Further, he informed the Company that he would not be able to make timely payments of such interest and principal on behalf of the Affiliated Borrowers pursuant to guarantees he had made in connection with the Affiliated Borrowers' loans, thereby creating an event of default for each of the loans. The affected loans constituted all of the demand loans to related parties held by the Company, aggregating $36,605,000, of which CBH and his wife, Patricia Hemmeter, were personally the borrowers of $15,000,000 and the Affiliated Borrowers were the borrowers of $21,605,000, as of the date of such announcement. On September 24, 1997, CBH and his wife filed a joint voluntary petition pursuant to Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The current carrying value of the Company's loan to CBH has been written down to zero and, based on current information, management of the Company does not anticipate any significant amount of such indebtedness will be satisfied.

     The Company announced on June 29, 1995, that it would commence an orderly self-liquidation of its assets over an estimated 24- to 36-month period. The Company also determined that it would take a charge to income in the second quarter of 1995 in an amount that, in management's judgment, based upon then available information, would be adequate to absorb estimated losses related to the loan portfolio. The amount of the charge was based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans and also reflected management's judgments concerning the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest, in light of CBH's inability to perform on his guarantees in a timely manner. The Company reflected, for the second quarter of 1995, an allowance of $10,367,903, consisting of $9,900,000 for the loan to CBH and $467,903 for uncollectibility of interest accrued as of December 31, 1994 but unpaid as of June 30, 1995. Further, interest of $2,043,017 accrued during 1995 but unpaid as of June 30, 1995, was reversed by a charge against interest income. Additionally, $1,250,000 was provided for amounts that management estimated would be needed to advance to first lien holders and others to protect the Company's collateral position while the plan of liquidation, which includes negotiations with CBH and the Affiliated Borrowers, is accomplished.

     The Company also announced that Messrs. John R. Young and Daniel D. Lane, the Company's then independent directors (the "Independent Directors") assumed responsibility for negotiations with CBH and the Affiliated Borrowers to maximize the Company's recovery of its investment in loans and accrued interest. Based on information provided to the Independent Directors by CBH and the Affiliated Borrowers, the Independent Directors reviewed CBH's financial condition and the financial condition of the Affiliated Borrowers, as well as the terms of the Company's loans, the collateral for certain of the loans (including the existence of senior liens on certain of the collateral), appraisals of certain of such collateral and other information concerning the value of the other collateral, and other factors, to determine the amount of the charge and in reaching the decision to proceed with the liquidation of the Company's assets.

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

     In addition, the Company, on June 29, 1995, also terminated its advisory agreement with R.I.I. Advisors, Inc. ("R.I.I. Advisors"), the Company's investment manager, which entity was controlled by affiliates of CBH.

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

     From inception of the Company until May 4, 1991, RC&H acted as the Company's investment manager. On February 16, 1991, a majority of the then independent directors of the Company authorized the termination of the investment management agreement with RC&H effective May 4, 1991. On such date, R.I.I. Advisors became the Company's Investment Manager. Both advisors were controlled by affiliates of CBH. As described earlier, on June 29, 1995, the Company terminated its investment management agreement with R.I.I. Advisors and retained Mr. Hansen, an outside consultant, to assist the Directors in the orderly self-liquidation of the Company. RC&H and R.I.I. Advisors, when discussed in connection with their capacity as the former investment managers to the Company, shall be referred to herein collectively as the "Investment Manager."

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

     As of December 31, 1997, the Company's investment in loans had a carrying value of $0, which is net of a $14,267,000 allowance for impairment of the loan to CBH and his wife, and a $1,600,000 allowance for impairment on the Company's loans to the Outlaws Borrower, an Affiliated Borrower. At December 31, 1997, all the loans are on non-accrual status. Additionally, through December 31, 1997, the Company had advanced approximately $740,000 to the Affiliated Borrowers in an effort to protect the Company's collateral positions.

     The Company qualified and will be treated as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), for the year ended December 31, 1997. Management of the Company believes that the Company will not be required to make distributions to the Stockholders in the near term to maintain its status as a REIT.

     The Company did not directly employ any persons during 1997. Mr. Lane resigned as the Company's Treasurer as of November 18, 1997 and Mr. Hansen was elected by the Directors to replace Mr. Lane in such capacity on such date. The Independent Directors were compensated for their services as directors and the Company entered into consulting arrangements with Messrs. Young and Hansen. See Items 9 and 10 for further details.

     On December 3, 1997, the Company filed preliminary proxy materials with the Commission, outlining the Company's proposed plan of liquidation. In arriving at the determination to continue the Company's original plan to liquidate, the Company's Board of Directors evaluated alternatives to enhance stockholder value. One alternative considered by the Directors was the sale of all or substantially all of the assets of the Company to a single buyer. During the last three quarters of 1997, the Company received unsolicited informal indications of interest from third parties concerning possible acquisition of substantially all of the Company's assets. The Board has not, however, received a written offer, proposal or other commitment that would provide for a greater distribution to the stockholders than that which is currently anticipated under the terms of a liquidation. Based on the Company's valuation of its current assets and its anticipated expenses related to the liquidation of the Company, management of the Company currently believes that the liquidation distribution to the Stockholders will be approximately $.52 to $.62 per share, however, there can be no assurance that an amount within this range will be distributed to the Stockholders due to the fact that the exact amount of the expenses related to the liquidation, the continued revenues from the Company's assets and the exact amount the Company will receive at the time it liquidates its assets cannot be quantified at this time.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company was formed to make Mortgage Loans and Temporary Investments collateralized by interests in non-operating real property or other real estate investment trust qualifying assets and will not own any properties unless it is a result of a foreclosure action against the collateral of its Affiliated Borrowers. See Notes 5 and 6 of the Notes to Financial Statements for information pertaining to the properties which collateralize the Company's loans.

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

     In June 1995, two derivative actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County, "Alpert v. Hemmeter et al., Doc. No. 14839," and "Frank, et al. v. Hemmeter et al.," Doc No. 14413. The Company is a nominal defendant in each of these cases. The defendants in both cases are CBH, MMH, DDL and JRY. The complaints allege that CBH, MMH, DDL and JRY breached their fiduciary duties to the Company, wasted Company assets and that CBH stood in a conflict of interest position. The complaints have been consolidated (collectively referred to as the "derivative litigation"). The plaintiffs in the derivative litigation in October 1997 filed an action in the U.S. District Court in Colorado in order to seek approval of the settlement of the derivative actions in that Court concurrently with the securities class action settlement, described below. The derivative complaint filed in Colorado alleges substantially the same claims asserted in the complaints in the Delaware litigation.

     On November 26, 1997, the parties to the class action litigation and the derivative litigation filed a Stipulation of Settlement with the U.S. District Court in Denver, Colorado. On December 3, 1997, the District Court held a hearing at which it granted preliminary approval of the settlement and authorized the plaintiffs to distribute and publish notice of the settlements. The court granted final approval of the settlements. The Stipulation of Settlement emphasizes that the existence of the settlements should not be considered an admission of liability by any defendant with respect to any of the claims asserted.

     The federal district court granted final approval of the settlements of both the federal securities class action litigation and derivative litigation. In approving the settlement, the Court held that it was in all respects fair, reasonable and adequate to the members of the class, the Company and all the parties. The settlement was effective on April 14, 1998. On April 28, 1998, the parties to the derivative litigation filed a motion to dismiss the cases based on the approval of the settlement by the federal district court. Management of the Company anticipates the motion will be granted in the near future.

     The class action litigation settlement provides that all investors, other than the defendants, who purchased shares in the Company between March 31, 1993 and June 29, 1995, will be eligible to participate in the settlement proceeds. The settlement of the class action litigation provides for a payment of at least $5,630,000, plus accrued interest on portions of this amount. The economic components of the settlement are as follows:

     1. $3.63 million paid by the Company's directors' and officers' issuer, and former auditors;

     2. The approximately $1 million left from the settlement of the derivative action, after attorneys fees are awarded by the Court;

     3.   A payment by the Company of an amount equal to the greater of:
(a) 44 percent of the Company's net assets and liquidation valued as of December 31, 1997, or (b) $1 million. The amounts available for distribution to the class of investors covered by the settlement will be determined after court-approved attorneys' fees and expenses have been awarded. The amount that individual class members may receive will be determined by the monies available after expenses and attorneys' fees and the number and amount of claims filed.

     The derivative litigation was settled for $1,425,000, contributed by the Company's directors' and officers' insurer, plus accrued interest. As stated above, this amount, less derivative counsel's attorney's fees, will be contributed to the settlement of the class action litigation. The counsel in the derivative litigation filed a request for fees of 30 percent of the settlement amount, including expenses. Counsel for the Plaintiffs in the class action litigation filed a request for 30 percent of the recovery, not including payment from the settlement of the derivative litigation, plus expenses. The Court granted the fee and expense requests.

     Notices which thoroughly addressed the settlement terms and the process for filing claims were previously forwarded to class members and current stockholders, as of November 18, 1997, from the Clerk of the Court. Stockholders and class members should address all questions pertaining to the administration of claims and the process for submitting proof of claim forms to:

                       FRG Information Systems Corp.
               RE:  Resort Income Investors, Inc. Litigation
                   823 United National Plaza - Suite 500
                         New York, New York 10017
                        Telephone:  (212) 490-3550

     Through April 30, 1998, the Company has paid $1,000,000 toward settlement and will pay the remaining portion of its contribution, if any, within five business days of the receipt of audited financial statements for the period ending December 31, 1997, or the filing of its Annual Report on Form 10-KSB for that period, whichever is earlier. At December 31, 1997, the Company has recorded $1,240,025 of accrued litigation settlement costs. In consideration for the settlement of the litigation, plaintiffs in the class action litigation on behalf of themselves and all class members and plaintiffs in the derivative liti- gation on behalf of themselves and derivatively on behalf of the Company provided releases to the defendants in the class action and derivative litigation. These releases, among other things, release the defendants from any claims, whether known or unknown, that were or could have been asserted in the class action and derivative litigation, or in any way related to the Company, including, but not limited to, the sale or purchase of stock issued by the Company.

     The Company's Board of Directors believes that the settlements were beneficial to the Company because its liquidation can be more readily accomplished now that the Company is unencumbered by the expense and uncertainty of defending the litigation.

     Pursuant to the Company's by-laws and Delaware law, the Company is advancing CBH's, MMH's, CRH's, GH's, DDL's and JRY's costs of defense in the class action and derivative litigation. CBH, MMH, CRH, GH, DDL and JRY have executed undertakings to repay the Company for the advances if it is ever determined that they were not entitled to receive the advances. As discussed above, CBH filed a voluntary bankruptcy petition on September 24, 1997.

     On November 14, 1997, the Company was served with a complaint in the action pending in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled The Venture International Group v. C.C. Partners Corp., et al., No. 1993-00870. The claims in the complaint filed by the Ernest N. Morial New Orleans Exhibition Hall Authority and the City of New Orleans seek rescission and/or cancellation of any agreements and consent judgments entered into between the Company, Canadian Pavilion Limited Partnership, C.C. Partners Corp., Con Demmas, Venture International Holding Company and Venture International Group. Management of the Company is currently reviewing its options with regard to the lawsuit and at this time is unable to make an assessment as to the outcome of the litigation.

     On October 25, 1995, the Commission issued a formal order of investigation captioned In the Matter of Resort Income Investors, Inc., Case No. HO-5327. In connection with the investigation, the Company was requested to produce certain documents and information. The Company has complied with these requests. The Company has been advised that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred, or as a reflection upon any person, entity, or security. The Company cannot, at this time, predict the outcome of the investigation or the financial impact, if any, to the Company. The Company, however, is not aware of any investigational activities undertaken by the SEC during the past year. Accordingly, the Company believes the investigation may be complete.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a - d)  None

                                  PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's shares of common stock were listed and traded on the American Stock Exchange (the "AMEX") under the symbol "RII" until the Company's shares were delisted from the AMEX on April 26, 1996. Subsequently, a market for the Company's common stock was established via the electronic bulletin board system of the National Association of Securities Dealers Automated Quotations, under the symbol "RIIV". The high and low sales prices for the shares by quarter for the two years ended December 31, 1997 were as follows:

                 Quarter         Quarter's        Quarter's
                 Ending            High             Low
                 -------         ---------        ---------

                 03/31/96            $1.50            $1.06
                 06/30/96             1.00              .40
                 09/30/96              .69              .38
                 12/31/96              .55              .16

                 03/31/97              .29              .26
                 06/30/97              .30              .18
                 09/30/97              .50              .22
                 12/31/97              .43              .17

     (b) As of the date hereof, there are approximately 800 recordholders of the Company's shares.

     (c) The Company did not pay any distributions to the Stockholders in 1996 and 1997.

     The Company intends to make distributions to Stockholders in a amount equal to at least 95% of its taxable income in order to continue to qualify as a REIT in accordance with the Code. The Company intends to make liquidating distributions during 1998 of its cash receipts from loan recoveries, less any amounts reserved to cover the Company's operating needs prior to completion of the liquidation, including the costs of the liquidation and defending the pending litigation. The Company continues in its determination to suspend distribution payments to the Stockholders in light of the pending litigation filed against the Company and certain of its current and former officers and directors and to protect the Company's collateral position. See Item 3.

      On March 25, 1996, the Company announced that it will not appeal the decision of the AMEX to remove its common stock from the AMEX and, therefore, consented to such removal. This action became necessary since the Company decided to self-liquidate in an orderly fashion and no longer satisfied the financial guidelines of the AMEX for continued listing.

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

LIQUIDITY AND CAPITAL RESOURCES

     PLAN OF OPERATION

     As of December 31, 1997, the Company had real estate interest held for sale with a carrying value of $1,925,000. See below for further detail regarding the real estate interest held for sale. On June 23, 1997 and December 19, 1997, the Company received $38,142 and $38,142, respectively, representing the payment of interest on the combined Colorado Gaming, as defined below, notes due through December 1, 1997.

     The Company will not make any new loans, however, the Company has advanced funds to the Affiliated Borrowers to the extent deemed necessary to protect the Company's position in the underlying collateral. Through December 31, 1997, the Company has advanced approximately $740,000 to the Affiliated Borrowers in an effort to protect the Company's collateral positions. Management of the Company is continuing in its decision that no periodic liquidating distributions will be made to the Stockholders of the Company. The Company believes that it will not be required to make distributions in the near term to maintain its status as a REIT. The statement of net assets reflects the Company's best estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans, real estate interest held for sale and accrued interest are based on an analysis of each asset by the Directors, as well as valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimates reflected in the December 31, 1997 statement of net assets.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

     The Company loaned $12,900,000 (the "Sint Maarten Loan") to R.C.H. Investments, N.V., an affiliate of the Investment Manager (the "Sint Maarten Borrower"), which was secured by a second mortgage on a 28-acre site on the island of Sint Maarten in the Netherlands Antilles (the "Sint Maarten Property"). This loan matured on May 7, 1992. On May 12, 1992, the Company agreed to make a new loan to the Sint Maarten Borrower in the amount of $12,900,000 (the "New Sint Maarten Loan") to replace the Sint Maarten Loan. The New Sint Maarten Loan had an original term of approximately 12 months, and was scheduled to mature on May 7, 1993. The New Sint Maarten Loan was modified a number of times to increase the interest rate and extend the maturity date. In December 1994, the New Sint Maarten Borrower transferred its interests in the Sint Maarten Property and the attendant obligation related to the New Sint Maarten Loan to R.C.H. Investments, L.L.C., a Delaware limited liability company, whose constituent members were the shareholders of the Sint Maarten Borrower (the "New Sint Maarten Borrower"). On December 29, 1994, the New Sint Maarten Borrower received an extension of the New Sint Maarten Loan to June 30, 1995 and the demand feature was withdrawn in consideration for which the interest rate could be increased prior to maturity at the option of the Company. Due to the inability of the Affiliated Borrower, as well as CBH in his capacity as the guarantor of the New Sint Maarten Loan, to fulfill their obligations under the terms of the New Sint Maarten Loan, the Company converted the New Sint Maarten Loan to a demand loan on June 30, 1995, the date the New Sint Maarten Loan was scheduled to mature.

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

     On February 11, 1992, the Company made two demand loans to Outlaws Casino, Ltd., an affiliate of the Investment Manager (the "Outlaws Borrower") in the amounts of $1,200,000 (the "Crook Loan") and $500,000 (the "Hudspeth Loan") (collectively, the "Outlaws Loans"). The Outlaws Borrower sought the loans in order to fund a portion of the acquisition of two adjacent parcels of land in Black Hawk, Colorado, known as the Crook Parcel (approximately 16,000 square feet) and the Hudspeth Parcel (approximately 5,500 square feet). The Outlaws Borrower originally planned to combine the Crook Parcel and the Hudspeth Parcel and construct a casino of approximately 50,000 square feet containing approximately 800 slot machines thereon. The Outlaws Loans were collateralized by an assignment of a partnership interest in the Outlaws Borrower; the Crook Loan was also secured by a second mortgage on the Crook Parcel which was subordinated to a seller note with a principal balance at December 31, 1996 of $2,561,621. The Hudspeth Loan was also secured by a first mortgage on the Hudspeth parcel. There was no senior encumbrance on the Hudspeth Parcel.

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

     Based on this information, the Company decided to modify the terms of the Outlaws Loans to require the Outlaws Borrower to make monthly payments of "net revenue" from the casino and real estate which the Outlaws Borrower had mortgaged to the Company as security for the loans (the "Properties"). Net revenue was defined as all operating revenues from the Properties less:

(a) the ordinary and reasonable expenses of the operation of the Properties; (b) the interest and principal payments required by the existing senior lender on the property which secured the Crook Loan; and
(c) the funds necessary to maintain no less than $150,000 of working capital. In addition, the previous unpaid interest as of October 31, 1995, in the amount of $105,598, was capitalized and added to the outstanding balances of the Outlaws Loans. Simultaneously, due to uncertainties about the financial wherewithal of the Outlaws borrower, a loan loss reserve was taken in the same amount of $105,598. Despite the revised marketing plan of the Outlaws Borrower, operations at the Outlaws Casino did not result in the generation of funds necessary to allow for sufficient working capital, therefore, the Company never received any monthly payments of net revenue from the Outlaws Borrower during 1996 or 1997.

     As of December 31, 1996, the outstanding loan balances were $1,600,000 for the Crook Loan and $518,800 for the Hudspeth Loan. The report prepared for the Company by Coopers & Lybrand LLP ("C&L") dated January 15, 1996 concluded that the market value of the fee simple interest in the Outlaws Casino was $2,500,000. As of December 31, 1996, the senior encumbrance on the Crook Parcel was $2,561,621. Therefore, the Company set up a reserve for the entire $1,600,000 of the Crook Loan. During the fourth quarter of 1996, the Company set up a reserve for the Hudspeth Loan in the amount of $86,200 based on the valuation from an appraisal commissioned by the Company, reducing the carrying value at December 31, 1996 to $518,800. On April 30, 1997, $605,000 was placed in escrow on behalf of the Company by an affiliate of the Outlaws Borrower in exchange for the Company releasing its interests in the loans secured by the Properties. On June 20, 1997, the Company received cash proceeds of $605,000 less $17,000 for a lost note charge, resulting in a realized gain of $86,200 in 1997. Thus, the Company no longer maintains any interest in the Properties. CBH continues to be liable for the uncollected portion of the Crook Loan plus interest at the rate of 11% per annum. The loan is on non-accrual status as of December 31, 1997.

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

     The Company modified the terms of the two Waikiki Loans on November 1, 1995 so as to require the Waikiki Borrower to make monthly payments of $15,042 with interest accruing at a rate of 11% per annum. As of June 30, 1997, the combined outstanding principal balances were $1,824,791. On
July 23, 1997, the Company completed negotiations with the Company's Waikiki borrower resulting in the Company receiving the borrower's interest in the subleasehold of the International Marketplace (the "Subleasehold Interest"), a retail center in Honolulu, Hawaii in exchange for the Company releasing its interest in the loans. In addition to taking title, the Company received approximately $197,000 of escrowed rental income for such property from December 1, 1996.

     The valuation of the Subleasehold Interest is based upon a discounted cash flow analysis. The discounted cash flow analysis is a method of estimating the present worth of future cash flow expectations by individually discounting each anticipated collection at an appropriate discount rate. By forecasting the anticipated income stream and discounting future value to current value, the capitalization process may be applied to derive a value that an investor would pay to receive the income stream generated by the International Marketplace. In addition, the value of the Company's interest in International Marketplace was discounted a further 15% to reflect the potentially shortened time period the Company has to market the property. The amount of proceeds received from the disposition of the Subleasehold Interest is dependent on a number of conditions, many of which are beyond the power of the Company to control. Therefore, assets of the Company, such as the interest in the International Marketplace, may be sold at prices that may not necessarily be equal to or greater than their book value.

     The Company received approximately $197,000 of escrowed rental receipts and approximately $228,000 in monthly rental income through December 31, 1997 which are recorded as rental income on the Statement of Changes in Net Assets in Liquidation. The term of the sublease expires on March 30, 2010. As lessor, the Company receives $23,969 monthly in minimum rent and percentage rent of 12% of gross sales for the period through March 31, 2003 increasing to 14% for the period April 1, 2003 through March 30, 2010. As lessee, the Company pays $12,913 monthly for minimum rent and percentage rent equal to 8% of gross sales. In addition, the Company receives $19,067 monthly for maintenance, advertising, promotional and operating fees. The Company pays approximately $11,100 in common area maintenance fees. The Company currently anticipates that it will receive approximately $30,000 per month of income from this interest in the near term.

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

     The Company was named as a defendant in two lawsuits, one of which was brought by the entity which sold the property to the Canadian Pavilion Borrower under a lender liability theory and the second lawsuit was brought by the City of New Orleans and NOEHA demanding that the Company's mortgages memorializing the Canadian Pavilion Loan be removed. The Company completed a settlement with the plaintiffs in 1996 wherein it assigned its interest in the collateral for the Canadian Pavilion Loan for $50,000 and a settlement and release from the litigation. Thus, the Company no longer maintains any interest in the collateral. As the Company had fully reserved against this loan, the settlement did not require the Company to take any further reserves. In November 1997, the Company was served with a complaint related to the litigation involving the Company which was settled in 1996, as described above. Management of the Company is currently reviewing its options with respect to the lawsuit and at this time is unable to make an assessment as to the outcome of the lawsuit. See Item 3.

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

     On May 13, 1995, the Company agreed to provide HEI with a senior bank facility in the amount of $4,000,000 (the "HEI Senior Bank Facility"). The HEI Senior Bank Facility was secured pari passu by deeds of trust for real properties known as the Bullwhackers Casinos in Central City and Black Hawk, Colorado, a second mortgage on the Canadian Pavilion Property and a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI"), an affiliate of CBH, and a collateral assignment of GPRI's interests in the riverboat joint venture which was operated in New Orleans. The HEI Senior Bank Facility was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and by CBH. The Company made an initial funding of $2,000,000 of the $4,000,000 HEI Senior Bank Facility and $1,000,000 of the loan proceeds were utilized to repay the HEI Loan. The HEI Senior Bank Facility bore interest at the rate of 12% per annum and was scheduled to mature on September 30, 1995. On June 30, 1995, the Company determined that it would not advance any additional sums to HEI under the terms of the HEI Senior Bank Facility. In October 1995, HEI and GPRI both filed for bankruptcy protection. As of December 31, 1995, the Company recorded a $1,000,000 reserve against the carrying value of the HEI Senior Bank Facility. The plans of reorganization of HEI and GPRI were approved by the bankruptcy courts in June 1996. In satisfaction of its interest, the Company received the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming"); (ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." On December 1, 1996, the Company received cash proceeds of $899 and an additional note in the principal amount of $34,000 with terms consistent with the original Colorado Gaming note representing the payment of interest due on the original Colorado Gaming note through December 1, 1996. On June 23, 1997 and December 19, 1997, the Company received $38,142 and $38,142, respectively, representing the payment of interest on the combined Colorado Gaming notes representing interest due through December 1, 1997. In addition, the Company was also entitled to receive a small number of warrants of Casino America, Inc. On July 25, 1996, the Company exercised its right to purchase 6,913 additional shares of common stock of Casino America, Inc. for $40,614 or $5.875 per share. Colorado Gaming has entered into a letter of intent to be acquired by Ladbroke Group PLC for $6.25 per share plus the assumption of Colorado Gaming's debt. The transaction is currently expected to close late in the second quarter or early in the third quarter of 1998.

     On December 3, 1997, the Company filed preliminary proxy materials with the Commission, outlining the Company's proposed plan of liquidation. In arriving at the determination to continue the Company's original plan to liquidate, the Company's Board of Directors evaluated alternatives to enhance stockholder value. One alternative considered by the Directors was the sale of all or substantially all of the assets of the Company to a single buyer. During the last three quarters of 1997, the Company received unsolicited informal indications of interest from third parties concerning possible acquisition of substantially all of the Company's assets. The Board has not, however, received a written offer, proposal or other commitment that would provide for a greater distribution to the stockholders than that which is currently anticipated under the terms of a liquidation. Based on the Company's valuation of its current assets and its anticipated expenses related to the liquidation of the Company, management of the Company currently believes that the liquidation distribution to the Stockholders will be approximately $.52 to $.62 per share, however, there can be no assurance that an amount within this range will be distributed to the Stockholders due to the fact that the exact amount of the expenses related to the liquidation, the continued revenues from the Company's assets and the exact amount the Company will receive at the time it liquidates its assets cannot be quantified at this time.

     As of December 31, 1997, the Company had $1,515,937 in cash and cash equivalents and investment securities.

     Management of the Company is continuing in its decision that no periodic liquidating distributions will be made to the Stockholders of the Comnpany at this time, however, management of the Company continues to reevaluate this position on an ongoing basis.

RESULTS OF OPERATIONS

     Net assets in liquidation decreased from a balance of $4,801,590 at December 31, 1996 to a balance of $2,818,240 at December 31, 1997. The decrease resulted primarily from the Company's payment of its operating expenses and the provision for litigation settlement costs.

     Total revenue for the year ended December 31, 1997 was $551,224 compared to $70,703 for the same period in 1996. The increase is due primarily to rental income from the Company's subleasehold interest in the International Marketplace.

     Operating expenses for the year ended December 31, 1997 were $1,596,980 compared to $1,912,678 for the same period in 1996. This decrease was due to decreased legal fees and liquidation costs related to the litigation as discussed in Part I, Item 3 and the announcement of the Company's self-liquidation. During the year ended December 31, 1997, the Company recorded a provision for litigation settlement costs of $1,240,025.

During the year ended December 31, 1996, the Company recognized allowances for impairment on loans in the amount of $6,115,700 on its New Sint Maarten Loan based upon the proceeds received on February 6, 1997 from the sale by public auction of the Sint Maarten Property and $86,200 on the Hudspeth Loan based on the valuation from an appraisal commissioned by the Company.

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

                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a, b, c, d & e) The directors and executive officers of the Company are:

     John R. Young           Chairman of the Board of Directors,
President, Chief Executive Officer and Chief Financial Officer

     Daniel D. Lane          Director and Secretary+

     Thomas A. Ellsworth     Director+

     Neil D. Hansen          Treasurer and Chief Accounting Officer


     John R. Young (64) - Chairman of the Board of Directors and President.

From 1988 through August 1995, Mr. Young was an Independent Director of the Company. On August 8, 1995, Mr. Young was appointed Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company replacing CBH who had resigned his positions with the Company as of such date. Since May 1988, Mr. Young has been a consultant to the hotel industry and since 1990 he has also been a director and was senior vice president-real estate and development of Horizon Hotels, Ltd. On June 6, 1997, Mr. Young was appointed Co-Chairman of the Board of Directors of Horizon Hotels. Mr. Young was Senior Vice President and Treasurer of ITT Sheraton Corporation, and Executive Vice President of ITT Sheraton Realty Corporation, which positions he had held from 1980 until May 1988. Mr. Young was responsible for directing all domestic and international treasury and corporate finance activities regarding corporate financing requirements, cash management, bank relationships and corporate insurance requirements and risk management. As Executive Vice President of ITT Sheraton Realty Corporation, Mr. Young participated and consulted in the acquisition, disposal and development of hotel properties and he has continued to perform similar services for Horizon Hotels, Ltd. since 1990. Mr. Young had been employed by ITT Sheraton Corporation and its predecessors since 1967. Mr. Young is a member of the American Hotel and Motel Association and the Urban Land Institute, and is a past treasurer and founding member of the Citizens Housing and Planning Association of Greater Boston. Mr. Young has a Bachelor of Arts Degree from Middlebury College and received a certificate from the National Mortgage School of the American Bankers Association at Ohio State University.

     Daniel D. Lane (63) - Director of the Company and member of the Audit Committee. Mr. Lane has been an Independent Director of the Company since 1990 and, on August 8, 1995, was appointed to be the Company's Secretary, Treasurer and Chief Accounting Officer, while also retaining his Independent Directorship. Mr. Lane resigned as the Company's Treasurer and Chief Accounting Officer as of November 18, 1997. Mr. Lane is one of two founding principals and serves as Chairman and Chief Executive Officer of Newport Beach-based Lane/Kuhn Pacific, Inc. The company's business operations have included several originally formulated master-plan community development and home-building partnerships, including East Lake Development Company, Lane/Kuhn Pacific Communities and Lane/Kuhn Pacific Homes. In 1960, Mr. Lane founded Lan Ron Enterprises and its related entities. These companies engaged in the development of thousands of single-family homes. Mr. Lane also served as managing partner of Cadillac Fairview Homes West from 1977 to 1983. Mr. Lane has been a member of the Board of Directors of Fidelity National Financial, Inc. since 1992 and a member of the University of Southern California Board of Trustees since 1987. He received his Bachelors Degree in Real Estate from University of Southern California.

     Thomas A. Ellsworth (59) - Director of the Company and Chairman of the Audit Committee since January 26, 1996. Mr. Ellsworth is a principal of PKF Investments, a hotel real estate consulting and brokerage company which is a subsidiary of PKF Consulting, an international hotel consulting firm. Prior to joining PKF Investments in 1992, Mr. Ellsworth was a Senior Vice President and Director of Real Estate of ITT Sheraton Corporation. Mr. Ellsworth had been employed by ITT Sheraton Corporation and its predecessors since 1965. Mr. Ellsworth is a board member of the Ipswich Savings Bank, the Trustees of Reservations, the Massachusetts Farmland Conservation Trust and the Essex County Greenbelt. Mr. Ellsworth has a Bachelor of Science Degree in Hotel Administration from Cornell University.

     Neil D. Hansen (51) - Treasurer and Chief Accounting Officer. On November 18, 1997, Mr. Hansen was elected by the Board of Directors as the Company's Treasurer. From the inception of the Company through 1990, Mr. Hansen was the Company's Executive Vice President, Secretary and Treasurer.

He received a Bachelor of Science Degree in Finance from the University of Illinois and a Master of Management Degree from Northwestern University. He is a certified public accountant.

----------------------

+    Member of the Audit Committee which is responsible for reviewing the
Company's annual financial statements and other matters relating to the Company's financial affairs.



ITEM 10.  EXECUTIVE COMPENSATION

     (a, b)      Not applicable.

     (c, d & e)  Not applicable.

     (f) The Company pays each Independent Director: (i) a fee of $20,000 per year (which amount may be increased or decreased at the discretion of the Directors); and (ii) reimbursements for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings of the Board of Directors. Mr. Lane and Mr. Ellsworth each received a fee of $20,000 for serving as Independent Directors for the entire year. The Company entered into a consulting arrangement with Mr. Young when he became the Company's President and Chief Executive Officer, effective July 1995, pursuant to which Mr. Young received a fee of $10,000 per month. Commencing January 1, 1997, Mr. Young's consulting fee was reduced to $7,500 per month. During the year ended December 31, 1997, the Company paid the Independent Directors reimbursements aggregating approximately $8,400.

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

     (h)   Not applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) The following entity is known by the Company to be the beneficial owner or more than 5% of the outstanding shares of beneficial interest as of March 16, 1998.

                                         Amount and Nature
Title          Name and Address of         of Beneficial       Percentage
of Class       Beneficial Owners             Ownership          of Class
--------       -------------------       -----------------     ----------

Common Stock   Credit Research &
               Trading LLC              297,180 (1) shares        7.2%
               One Fawcett Place
               Greenwich,
               Connecticut 06830

(1) As stated in the report on Schedule 13D under the Securities Exchange Act of 1934, as amended, filed on January 26, 1998, Credit Research & Trading LLC ("Credit Research"), along with Mr. John Levin, an individual associated with Credit Research, as a group, beneficially owned 326,327 shares (7.9%), as of January 15, 1998. However, Mr. Levin and Credit Research each disclaims any beneficial interest in the shares of the Company's common stock owned by the other.


     (b) The following table sets forth the ownership of shares owned directly or indirectly by the Directors individually and by the Directors and officers of the Company as a group as of March 16, 1998.

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

Common Stock   Neil D. Hansen              2,000 shares       less than 1%
               Resort Income
               Investors, Inc.
               150 S. Wacker Dr.
               Suite 2900
               Chicago, IL  60606

               All Directors and           15,500 shares      less than 1%
               executive officers
               of the Company
               as a group

     (c) There are no known arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a & b) The Company entered into an investment management agreement with RC&H on October 28, 1988, pursuant to which RC&H was to act as investment advisor, manager and administrator of the Company until October 1991. However, on February 16, 1991, a majority of the then independent directors of the Company authorized the termination of the investment management agreement with RC&H. Consequently, all rights and responsibilities of RC&H to the Company as its investment manager terminated on May 4, 1991. On such date, RII Advisors, an entity controlled by affiliates of CBH, became the Company's new investment manager. RII Advisors was subject to the same terms and conditions, as investment manager to the Company, as RC&H was previously.

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

     Reference is made to Notes 5 and 6 of Notes to Financial Statements for a description of various loans made to related parties in accordance with the terms of the Prospectus.

     (c) At December 31, 1997, the Company had no demand loans outstanding that were not fully reserved. See Item 6, "Management's Discussion and Analysis or Plan of Operation" for a detailed description of each of the outstanding loans.

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


     (b) The following report on Form 8-K was filed during the quarter ended December 31, 1997:

         A Current Report on Form 8-K was filed on October 23, 1997 wherein Item 5. Other Events disclosed the filing by Mr. Christopher B. Hemmeter and his wife, Patricia K. Hemmeter, of a voluntary petition pursuant to Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California. A second Current Report on Form 8-K was filed on December 2, 1997 wherein Item 5. Other Events disclosed that Mr. Neil D. Hansen was appointed the Company's Treasurer and Chief Accounting Officer effective as of November 18, 1997. Such filing also disclosed under Item 7. Financial Statements and Exhibits that the Company had entered into a settlement agreement in the securities class action and derivative lawsuits involving the Company and certain of its current and former officers and directors and its former independent auditors. A third Current Report on Form 8-K was filed on December 17, 1997 wherein Item 5. Other Events and Item 7. Financial Statements and Exhibits disclosed that the Federal District Court in Colorado held a hearing on December 3, 1997 at which the Court granted preliminary approval of the proposed settlement of the class action and derivative lawsuits currently pending against the Company and authorized the plaintiffs to distribute and publish notice of such settlement. It was also disclosed that the Company had filed preliminary proxy materials with the Commission outlining the Company's proposed plan of liquidation.


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


                        Date:  May 7, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  By:   /s/ John R. Young              By:   /s/ Neil D. Hansen
        John R. Young                        Neil D. Hansen
        Chairman of the Board of             Treasurer and Chief
        Directors, Chief Executive           Accounting Officer
        Officer, President and
        Chief Financial Officer

  Date: May 7, 1998                    Date: May 7, 1998



  By:   /s/ Thomas A. Ellsworth
        Thomas A. Ellsworth
        Director

  Date: May 7, 1998



  By:   /s/ Daniel D. Lane
        Daniel D. Lane,
        Director and Secretary

  Date: May 7, 1998

                         FINANCIAL STATEMENT INDEX





Report of Independent Certified Public Accountants . . . . . . . . . . .F-2

Statements of Net Assets in
  Liquidation at December 31, 1997 and 1996. . . . . . . . . . . . . . .F-3

Statements of Changes in Net Assets in
  Liquidation (Liquidation Basis) for the Years Ended
  December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . .F-4

Notes to Financial Statements. . . . . . . . . . . . . . . . . .F-5 to F-15

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of
 Resort Income Investors, Inc.
Chicago, Illinois

We have audited the accompanying statements of net assets in liquidation of Resort Income Investors, Inc. (the "Company") as of December 31, 1997 and 1996 and the related statements of changes in net assets in liquidation for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, on June 29, 1995, the Board of Directors of the Company announced that it would commence an orderly self-liquidation of its assets. As a result, the Company has changed its basis of accounting from the going concern basis to the liquidation basis effective June 30, 1995. Accordingly, the carrying values of the remaining assets as of December 31, 1997 and 1996 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. Actual amounts will depend upon a number of factors, as a result, actual amounts are likely to differ from the amounts presented in the accompanying financial statements, and the differences could be material. Also, as described in Note 9 to the financial statements, the Company has settled certain shareholder litigation matters.

In our opinion, such financial statements present fairly, in all material respects, the net assets in liquidation of Resort Income Investors, Inc. as of December 31, 1997 and 1996 and the changes in its net assets in liquidation for the years then ended in conformity with generally accepted accounting principles on the basis described in the preceding paragraph.




BDO Seidman, LLP


Chicago, Illinois
January 20, 1998,
except for Note 9
as to which the date
is March 13, 1998

                       RESORT INCOME INVESTORS, INC.

             STATEMENTS OF NET ASSETS IN LIQUIDATION (NOTE 1)
                            (LIQUIDATION BASIS)

                        DECEMBER 31, 1997 AND 1996




                                                 1997            1996
                                             -----------     -----------

ASSETS

Demand loans to related parties,
  net of allowances. . . . . . . . . . .    $      --          4,127,891
Real estate interest held for sale . . .       1,925,000           --
Notes receivable . . . . . . . . . . . .         635,702         577,634
Interest receivable on investments . . .           6,357           --
Cash and cash equivalents. . . . . . . .       1,090,343         146,037
Investment securities at
  market value . . . . . . . . . . . . .         425,594         327,026
Deposit for class action settlement
  (Note 9) . . . . . . . . . . . . . . .         250,000           --
                                             -----------      ----------

Total Assets . . . . . . . . . . . . . .       4,332,996       5,178,588
                                             -----------     -----------


LIABILITIES

Accounts payable and accrued expenses. .         274,731         376,998
Accrued litigation settlement. . . . . .       1,240,025           --
                                             -----------     -----------
Total liabilities. . . . . . . . . . . .       1,514,756         376,998
                                             -----------     -----------

NET ASSETS IN LIQUIDATION. . . . . . . .     $ 2,818,240     $ 4,801,590
                                             ===========     ===========


























 The accompanying notes are an integral part of the financial statements.

                       RESORT INCOME INVESTORS, INC.

            STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                            (LIQUIDATION BASIS)

              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                1997            1996
                                            ------------     -----------

NET ASSETS IN LIQUIDATION
  AT JANUARY 1 . . . . . . . . . . . . .    $  4,801,590      13,057,684

Interest income on cash and
  cash equivalents . . . . . . . . . . .          43,749          69,804

Interest income on
  notes receivable . . . . . . . . . . .          82,641             899

Allowance for provision for
  litigation settlement. . . . . . . . .      (1,240,025)          --

Allowance for impairment of investment
  in loans . . . . . . . . . . . . . . .           --         (6,201,900)

Unrealized gain (loss) on investment
  securities . . . . . . . . . . . . . .         116,022        (212,219)

Gain on settlement of demand loan. . . .          86,200           --

Rental income. . . . . . . . . . . . . .         424,834           --

Operating expenses . . . . . . . . . . .      (1,596,980)     (1,912,678)

Unrealized gain on real estate
  interest held for sale . . . . . . . .         100,209           --
                                             -----------     -----------

NET ASSETS IN LIQUIDATION AT
  DECEMBER 31. . . . . . . . . . . . . .     $ 2,818,240     $ 4,801,590
                                             ===========     ===========

























 The accompanying notes are an integral part of the financial statements.

                       RESORT INCOME INVESTORS, INC.
                       NOTES TO FINANCIAL STATEMENTS


1.   OPERATIONS OF THE COMPANY

     Resort Income Investors, Inc. (the "Company") was organized on
July 20, 1988 as a twelve year, self-liquidating real estate investment trust ("REIT"), as defined under the Internal Revenue Code. The Company was organized for the purpose of enabling stockholders to participate in mortgage loans primarily to affiliates of Christopher B. Hemmeter ("CBH"), secured by real property or other qualifying assets owned or to be acquired for the development of luxury destination resorts. During 1991, the Board of Directors amended the Company's general investment strategy such that the Company would primarily make loans secured by real and personal property for the development of gaming related enterprises. As of December 31, 1997, all of the Company's loans had been made to affiliates of the Company or RII Advisors, Inc., the Company's former investment manager ("the Investment Manager"), also an affiliate of the Company.

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

     The Board of Directors of the Company announced on June 29, 1995, that it would commence an orderly self-liquidation of the Company's assets over an estimated 24- to 36-month period. The Company also announced a charge to income would be made in the second quarter of 1995 in an amount that, in management's judgment, based upon then available information, would reflect the impaired value. The charge included allowances for losses on loans, interest receivable and the reversal of certain accrued interest. The amount of the charge was based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans, and also reflected management's judgments concerning the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest. On August 8, 1995, CBH and Mark M. Hemmeter resigned their positions as executive officers and directors of the Company. Throughout the remainder of 1995, and during 1996 and 1997, the Company continued to evaluate the ability of CBH to perform on his guarantees and the value of collateral underlying the Company's loans and recorded additional charges for estimated losses. The Company's independent directors assumed responsibility for negotiations with CBH and the Affiliated Borrowers to maximize the Company's recovery of its investment in loans and accrued interest. Based on information provided to the independent directors by CBH and the Affiliated Borrowers, the independent directors reviewed CBH's financial condition and the financial condition of the Affiliated Borrowers, as well as the terms of the Company's loans, the collateral for certain of the loans (including the existence of senior liens on certain of the collateral), appraisals of certain of such collateral and other information concerning the value of the other collateral, and other factors, to determine the amount of the charges and in reaching the decision to proceed with the liquidation of the Company's assets.

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


2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the December 31, 1997 and 1996 statements of net assets in liquidation and the statements of changes in net assets in liquidation for the years ended December 31, 1997 and 1996 have been presented on the liquidation basis. The December 31, 1997 and 1996 statements of net assets in liquidation reflect the Company's estimates in management's judgement, based upon then available information, of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimates of the realizable amount of the loans, accrued interest and the real estate interest held for sale were based on an analysis of each asset, including valuations by independent appraisers of certain of the collateral, there are few directly comparable real estate properties that have been sold that can be considered in preparing such estimates. The amounts the Company will ultimately realize from liquidation of its assets could differ materially from the amounts assumed in arriving at the estimates reflected in the December 31, 1997 statement of net assets. Changes in estimates are reflected in the period in which additional information becomes available.

     The amount ultimately available for distribution to stockholders will depend on a variety of factors in addition to the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of contingent liabilities. The amount distributed will likely differ from the amount of net assets in process of liquidation presented in the December 31, 1997 statement of net assets, and the difference could be material.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Demand Loans to Related Parties - Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." There was no financial statement effect at the date of adoption of these standards. On June 29, 1995, the Company recognized a charge of $10,367,903 in accordance with the provisions of these accounting standards prior to the adoption of the liquidation basis of accounting (see Notes 5 and 6).

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

     At December 31, 1997 and 1996, the Company's financial instruments consist of notes receivable, real estate interest held for sale, cash and cash equivalents, demand loans to related parties, investment securities, deposit for class action settlement, interest receivable on investments, accounts payable and accrued expenses, and accrued liquidation settlement. These instruments are included in the accompanying statement of net assets in liquidation at their estimated net realizable values. Management believes that the estimated net realizable value of these financial instruments approximates their fair value. The basis for determining these amounts for demand loans and notes receivable is described in footnotes 1 through 6 of these financial statements. Investment securities fair values are based on market quotes. Based on the nature and terms of accounts payable and accrued expenses, face amounts represent fair value.

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


4.   NOTE RECEIVABLE AND INVESTMENT SECURITIES

     On May 13, 1995, the Company agreed to provide Hemmeter Enterprises, Inc. ("HEI"), an affiliate of CBH, with a senior bank facility in the amount of $4,000,000 (the "HEI Senior Bank Facility"). The HEI Senior Bank Facility was collateralized pari passu by deeds of trust for real properties located in Central City and Black Hawk, Colorado, a second mortgage on the property securing the Company's Canadian Pavilion Loan and

                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.   NOTE RECEIVABLE AND INVESTMENT SECURITIES (Continued)

a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI"), an affiliate of HEI. The HEI Senior Bank Facility was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and CBH. Prior to June 30, 1995, the Company had advanced $2,000,000 under the HEI Senior Bank Facility. On

June 30, 1995, the Company determined that it would not advance any additional sums to HEI under the terms of the HEI Senior Bank Facility. During the fourth quarter of 1995, HEI and GPRI both filed for protection under Chapter 11 of the United States Bankruptcy Code. As of December 31, 1995, the Company had recorded a valuation allowance in the amount of $1,000,000 against the carrying value of the HEI Senior Bank Facility. The plans of reorganization of HEI and GPRI were approved by the bankruptcy courts in June 1996 and in satisfaction of the HEI Senior Bank Facility, the Company received the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming"); (ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." The Company was also entitled to receive a small number of warrants of Casino America, Inc. On July 25, 1996, the Company exercised its right to purchase 6,913 additional shares of common stock of Casino America, Inc. for $40,614 or $5.875 per share. On December 1, 1996, the Company received cash proceeds of $899 and an additional note in the principal amount of $34,000 from Colorado Gaming with terms consistent with the original Colorado Gaming note representing the payment of interest due on the original Colorado Gaming note through December 1, 1996. On June 23, 1997 and December 19, 1997, the Company received $38,142 and $38,142, respectively, representing the payment of interest on the combined Colorado Gaming notes due through December 1, 1997.

     Based upon quoted values, the market value of the Colorado Gaming stock at December 31, 1997 was $5.70 per share providing a value of the Company's shares of $342,969. The Company originally recorded its ownership interest in these shares as investment securities valued at $180,510 as of June 30, 1996. At December 31, 1997, the Company recorded a marked to market adjustment of $102,289 representing an unrealized gain on investment securities as a result of an increase in the Colorado Gaming share price from $4.00 to $5.70 per share at December 31, 1997. At December 31, 1997, the total value of the 34,002 shares of Casino America, Inc. are estimated to be approximately $2.43 per share providing a value of the Company's shares of $82,625. At December 31, 1997, the Company recorded a market adjustment for an unrealized loss on investment securities in the amount of $44,335 regarding the Casino America, Inc. stock as a result of a decrease in its share price to $2.43 at December 31, 1997, As of December 31, 1997, the Company had estimated the net realizable value of the notes receivable from Colorado Gaming to be $635,702. Colorado Gaming has entered into a letter of intent to be acquired by Ladbroke Group PLC for $6.25 per share plus the assumption of Colorado Gaming's debt. The transaction is currently expected to close late in the second quarter or early in the third quarter of 1998.


                                           RESORT INCOME INVESTORS, INC.
                                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)



5.   DEMAND LOANS TO RELATED PARTIES

     Demand loans to related parties at December 31, 1997 and 1996 consist of the following:


                                     Interest Rate/     Carrying          Face         Carrying          Face
Borrower                               Maturity        Amount 1997     Amount 1997    Amount 1996     Amount 1996
----------                           --------------    -----------     -----------    -----------     -----------
Outlaws (a). . . . . . . . . . . . .         11.00%
                                             Demand     $    --        $ 1,600,000    $   518,800     $ 2,205,000

MCTC (b) . . . . . . . . . . . . . .         11.00%
                                             Demand          --              --         1,824,791       1,824,791

RC&H Investments (c) . . . . . . . .         18.50%
                                             Demand          --              --         1,784,300      12,900,000

CBH and Patricia Hemmeter (d). . . .         27.00%
                                             Demand          --         14,267,000          --         14,267,000
                                                        ----------     -----------    -----------     -----------
                                                             --         15,867,000      4,127,891      31,196,791

Reserve for Impairment of Loans. . .                         --         15,867,000          --         27,068,900
                                                        ----------     -----------    -----------     -----------

                                                        $    --        $     --       $ 4,127,891     $ 4,127,891
                                                        ==========     ===========    ===========     ===========






                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.   DEMAND LOANS TO RELATED PARTIES (Continued)

----------

(a) On February 11, 1992, the Company made two demand loans to borrowers collectively known as the Outlaws, an affiliate of the Company. The original amount of the borrowings aggregated $2,205,000. The loans were collateralized by an assignment of the borrowers' partnership interest and a mortgage of the underlying collateral subordinated by a first mortgage in the amount of approximately $2,560,000, and are personally guaranteed by CBH. The note was modified effective November 1, 1995 increasing the principal balance of the loan in the amount of $105,598, the interest rate to 11% and extending the maturity date to February 29, 1996. A charge for impairment of $105,598 was simultaneously recorded by the Company due to uncertainty regarding its collectibility. A charge for impairment in the amount of $1,600,000 was recorded during the fourth quarter of 1995 against the outstanding carrying balance on the Crook Loan.

In addition, a charge for impairment in the amount of $86,200 was recorded during the fourth quarter of 1996 against the outstanding carrying balance of the Hudspeth Loan, reducing the carrying value at December 31, 1996 to $518,800. On April 30, 1997, $605,000 was placed in escrow on behalf of the Company by an affiliate of Outlaws as consideration for the Company releasing its liens against the property securing the Company's loans to Outlaws. On June 20, 1997, the Company received cash proceeds of $605,000 less $17,000 for a lost note charge, resulting in a realized gain of $86,200 in 1997. Thus, the Company no longer maintains any interest in such property. CBH continues to be liable for the uncollected portion of the Crook Loan plus interest at the rate of 11% per annum. The loan is on non-accrual status as of December 31, 1997.

(b) On May 12, 1992, the Company made a demand loan in the amount of $900,000 to Mideast and China Trading Co. (MCTC) (formerly known as Hemmeter Investment Company), an affiliate of the Company. The loan was collateralized by a subleasehold mortgage in the International Marketplace, located in Honolulu, Hawaii, a collateral assignment in the borrower's interest as sub-sublessor, and is personally guaranteed by CBH. On
April 8, 1994, the Company funded an additional $1,000,000 demand loan. Both loans were modified in 1994 to increase the interest rate by "Additional Interest". The note was modified on November 1, 1995 by restating the interest rate to 11%, extending the maturity date to February 29, 1996 and eliminating the Additional Interest. Interest payments received by the Company during the quarter ended December 31, 1995 and the quarter ended March 31, 1996, of $45,125 and $30,084, respectively, were applied against the carrying amount of the loans. On July 23, 1997, the Company completed negotiations with the Company's Waikiki borrower resulting in the Company receiving the borrower's interest in the subleasehold of the International Marketplace, a retail center in Honolulu, Hawaii in exchange for the Company releasing its interest in the loans. In addition to taking title, the Company received approximately $197,000 of escrowed rental income for such property from December 1, 1996. The Company currently anticipates that it will receive approximately $30,000 per month of income from this interest in the near term. See Note 7 "Real Estate Interest Held for Sale" for further detail regarding the interest in the International Marketplace.





                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.   DEMAND LOANS TO RELATED PARTIES (Continued)

(c) The loan was collateralized by a second mortgage on a 28-acre parcel of land bordering Simpson Bay Lagoon and the Caribbean Sea on the island of Sint Maarten, Netherlands Antilles (the Property) and is personally guaranteed for $5,900,000 by CBH. The borrower is an affiliate of the Company. As a result of a monetary default under the terms of the agreement, effective July 1, 1995, the Company exercised its right to increase the interest rate on the loan and any subsequent advances, at the default interest rate of 18.5% per annum. A loss reserve in the amount of $5,000,000 was recorded during the fourth quarter 1995 against the outstanding carrying balance. During the quarter ended September 30, 1996, the Company recorded an additional loss reserve in the amount of $5,500,000 based upon the minimum sales price of $7,000,000 established for the auction of the Property pursuant to the foreclosure sale implemented by the senior lender and scheduled for November 14, 1996. On November 14, 1996, the auction for the Sint Maarten Property was continued, however, the minimum bid was not received and it was rescheduled again until December 12, 1996. As had occurred in September and November of 1996, no minimum bid was received. The auction then was rescheduled for January 30, 1997. At the auction on January 30, 1997, a bid was received in an amount sufficient to retire the amount of the principal balance of the first mortgage plus all accrued and unpaid interest and the related fees and costs of the senior lender and provide the Company with approximately $1,784,300. On February 6, 1997, the Company received the $1,784,300 of proceeds from the sale by public auction of the Property. As a condition to this sale, the Company released its liens against the Property. Thus, the Company no longer maintains any interest in the Property. For the quarter ended December 31, 1996, the Company recorded a final loss reserve in the amount of $615,700 to reflect the proceeds received of $1,784,300.

(d) On January 4, 1994, the Company made a demand loan to CBH, in the amount of $12,900,000. In September 1994, an additional $1,100,000 was extended under the loan. The loan was collateralized by junior mortgages on certain residential properties in Hawaii and California. The loan was modified in 1994 to release the Hawaii residence as collateral effective January 3, 1995 and to increase the interest rate. On May 2, 1995, the Company advanced an additional $1,000,000 to CBH. The interest rate on the additional $1,000,000 was 23% per annum, 10% per annum of which was to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. During 1995, a total allowance of approximately $14,267,000 was recorded against the carrying value of the loan. During February 1996, the Company received approximately $733,000 as a partial repayment of the loan from the sale of the California residences that were collateral of the loan. CBH continues to be liable for the uncollected portion of this loan plus interest at the default rate of 27% per annum. The loan is on non-accrual status as of December 31, 1997.



                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.  IMPAIRMENT OF LOANS, ACCRUED INTEREST AND REVENUE RECOGNITION

     For the year ended December 31, 1996, the Company recorded allowances of $6,201,900 consisting of $6,115,700 for the RC&H Investments loan to reflect the proceeds received from the sale of the collateral by public auction in February 1997 and $86,200 for the Hudspeth Loan based on the valuation from an appraisal commissioned by the Company. During 1997, approximately $740,000 has been recorded against the $1,250,000 reserve for expenses associated with the protection of the Company's collateral. The balance of this reserve at December 31, 1997, $73,371, is included in accounts payable and accrued expenses in the accompanying statement of net assets in liquidation and represents the Company's estimate of the remaining costs expected to be incurred in protecting the Company's collateral position.

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


7.   REAL ESTATE INTEREST HELD FOR SALE

     On July 23, 1997, the Company completed negotiations with the Company's Waikiki borrower resulting in the Company receiving the borrower's interest in the subleasehold of the International Marketplace (the "Subleasehold Interest"), a retail center in Honolulu, Hawaii in exchange for the Company releasing its interest in the loans. In addition to taking title, the Company received approximately $197,000 of escrowed rental income for such property from December 1, 1996.

     The valuation of the Subleasehold Interest is based upon a discounted cash flow analysis. The discounted cash flow analysis is a method of estimating the present worth of future cash flow expectations by individually discounting each anticipated collection at an appropriate discount rate. By forecasting the anticipated income stream and discounting future value to current value, the capitalization process may be applied to derive a value that an investor would pay to receive the income stream generated by the International Marketplace. In addition, the value of the Company's interest in International Marketplace was discounted a further 15% to reflect the potentially shortened time period the Company has to market the property. The amount of proceeds received from the disposition of the Subleasehold Interest is dependent on a number of conditions, many of which are beyond the power of the Company to control. Therefore, assets of the Company, such as the interest in the International Marketplace, may be sold at prices that may not necessarily be equal to or greater than their book value.

     The Company received approximately $197,000 of escrowed rental receipts and approximately $228,000 in monthly rental income through December 31, 1997 which are recorded as rental income on the Statement of Changes in Net Assets in Liquidation. The term of the sublease expires on March 30, 2010. As lessor, the Company receives $23,969 monthly in minimum rent and percentage rent of 12% of gross sales for the period through March 31, 2003 increasing to 14% for the period April 1, 2003 through March 30, 2010. As lessee, the Company pays $12,913 monthly for minimum rent and percentage rent equal to 8% of gross sales. In addition, the Company receives $19,067 monthly for maintenance, advertising, promotional and

                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

operating fees. The Company pays approximately $11,100 in common area maintenance fees. The Company currently anticipates that it will receive approximately $30,000 per month of income from this interest in the near term.

8.  INCOME TAXES

     The Company believes it has qualified in 1997 and 1996 as a real estate investment trust ("REIT"), as defined, under Sections 856 through 860 of the Internal Revenue Code. In order to continue to qualify, the Company is required to distribute at least 95% of its taxable income to stockholders and meet certain other requirements. Under the Internal Revenue Code, qualifying REITs are relieved of income taxes on earnings distributed to stockholders.

     At December 31, 1997, the Company's tax basis in its demand loans was $15,867,000 compared to its book basis of $0 and its tax basis interest receivable related to demand loans was $467,903 compared to its book basis of $0. Also, at December 31, 1997, the Company has a book reserve for collateral protection costs in the amount of $73,371, the tax basis in this liability was $0. These differences are related to reserves recorded during 1996 which are not currently deductible for tax purposes.


9.   LITIGATION

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

     In June 1995, two derivative actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County, "Alpert v. Hemmeter et al., Doc. No. 14839," and "Frank, et al. v. Hemmeter et al.," Doc No. 14413. The Company is a nominal defendant in each of these cases. The defendants in both cases are CBH, MMH, DDL and JRY. The complaints allege that CBH, MMH, DDL and JRY breached their fiduciary duties to the Company, wasted Company assets and that CBH stood in a conflict of interest position. The complaints have been consolidated (collectively referred to as the "derivative litigation"). The plaintiffs in the derivative litigation in October 1997 filed an action in the U.S. District Court in Colorado in order to seek approval of the settlement of the derivative actions in that Court concurrently with the securities class action settlement, described below. The derivative complaint filed in Colorado alleges substantially the same claims asserted in the complaints in the Delaware litigation.

                       RESORT INCOME INVESTORS, INC.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.   LITIGATION (Continued)

     On November 26, 1997, the parties to the class action litigation and the derivative litigation filed a Stipulation of Settlement with the U.S. District Court in Denver, Colorado. On December 3, 1997, the District Court held a hearing at which it granted preliminary approval of the settlement and authorized the plaintiffs to distribute and publish notice of the settlements. The court granted final approval of the settlements. The Stipulation of Settlement emphasizes that the existence of the settlements should not be considered an admission of liability by any defendant with respect to any of the claims asserted.

     The federal district court granted final approval of the settlements of both the federal securities class action litigation and derivative litigation. In approving the settlement, the Court held that it was in all respects fair, reasonable and adequate to the members of the class, the Company and all the parties. The settlement was effective on April 14, 1998. On April 28, 1998, the parties to the derivative litigation filed a motion to dismiss the cases based on the approval of the settlement by the federal district court. Management of the Company anticipates the motion will be granted in the near future.

     The class action litigation settlement provides that all investors, other than the defendants, who purchased shares in the Company between March 31, 1993 and June 29, 1995, will be eligible to participate in the settlement proceeds. The settlement of the class action litigation provides for a payment of at least $5,630,000, plus accrued interest on portions of this amount. The economic components of the settlement are as follows:

     1. $3.63 million paid by the Company's directors' and officers' issuer, and former auditors;

     2. The approximately $1 million left from the settlement of the derivative action, after attorneys fees are awarded by the Court;

     3.   A payment by the Company of an amount equal to the greater of:
(a) 44 percent of the Company's net assets and liquidation valued as of December 31, 1997, or (b) $1 million. The amounts available for distribution to the class of investors covered by the settlement will be determined after court-approved attorneys' fees and expenses have been awarded. The amount that individual class members may receive will be determined by the monies available after expenses and attorneys' fees and the number and amount of claims filed.

     The derivative litigation was settled for $1,425,000, contributed by the Company's directors' and officers' insurer, plus accrued interest. As stated above, this amount, less derivative counsel's attorney's fees, will be contributed to the settlement of the class action litigation. The counsel in the derivative litigation filed a request for fees of 30 percent of the settlement amount, including expenses. Counsel for the Plaintiffs in the class action litigation filed a request for 30 percent of the recovery, not including payment from the settlement of the derivative litigation, plus expenses. The Court granted the fee and expense requests.

     Through April 30, 1998, the Company has paid $1,000,000 (unaudited) toward settlement and will pay the remaining portion of its contribution, if any, within five business days of the receipt of audited financial statements for the period ending December 31, 1997, or the filing of its Annual Report on Form 10-KSB for that period, whichever is earlier. At December 31, 1997, the Company has recorded $1,240,025 of accrued litigation settlement costs. In consideration for the settlement of the litigation, plaintiffs in the class action litigation on behalf of themselves and all class members and plaintiffs in the derivative litigation on behalf of themselves and derivatively on behalf of the

Company provided releases to the defendants in the class action and derivative litigation. These releases, among other things, release the defendants from any claims, whether known or unknown, that were or could have been asserted in the class action and derivative litigation, or in any way related to the Company, including, but not limited to, the sale or purchase of stock issued by the Company.

     The Company's Board of Directors believes that the settlements were beneficial to the Company because its liquidation can be more readily accomplished now that the Company is unencumbered by the expense and uncertainty of defending the litigation.

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

     On November 14, 1997, the Company was served with a complaint in the action pending in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled The Venture International Group v. C.C. Partners Corp., et al., No. 1993-00870. The claims in the complaint filed by the Ernest N. Morial New Orleans Exhibition Hall Authority and the City of New Orleans seek rescission and/or cancellation of any agreements and consent judgments entered into between the Company, Canadian Pavilion Limited Partnership, C.C. Partners Corp., Con Demmas, Venture International Holding Company and Venture International Group. Management of the Company is currently reviewing its options with regard to the lawsuit and at this time is unable to make an assessment as to the outcome of the litigation.

     On October 25, 1995, the Commission issued a formal order of investigation captioned In the Matter of Resort Income Investors, Inc., Case No. HO-5327. In connection with the investigation, the Company was requested to produce certain documents and information. The Company has complied with these requests. The Company has been advised that the investigation should not be construed as an indication by the Commission or its staff that any violation of law has occurred, or as a reflection upon any person, entity, or security. The Company cannot, at this time, predict the outcome of the investigation or the financial impact, if any, to the Company. The Company, however, is not aware of any investigational activities undertaken by the SEC during the past year. Accordingly, the Company believes the investigation may be complete.


10.   SUBSEQUENT EVENTS (UNAUDITED)

     During March and April of 1998, the Company paid $250,000 and $500,000, respectively, toward the class action litigation settlement.

    In April 1998, the Company sold 34,002 shares of the Casino America, Inc. stock for a total value of $102,152.