Form 10QSB
period 1998-03-31
RESORT INCOME INVESTORS INC
filed 1998-05-20
CIK 837336

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                    Washington D.C. 20549


                         FORM 10-QSB


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998


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
YES [ X ]   NO [   ]


            APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares of common stock outstanding as of May 14, 1998:  4,156,000

               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                RESORT INCOME INVESTORS, INC.
           STATEMENTS OF NET ASSETS IN LIQUIDATION
                     (LIQUIDATION BASIS)

            MARCH 31, 1998 AND DECEMBER 31, 1997
                         (UNAUDITED)



                                 MARCH 31,   DECEMBER 31,
                                   1998          1997
                               -------------------------

ASSETS

Real estate interest held for sale$ 1,925,000$ 1,925,000
Notes receivable. . . . . . . . .    635,702     635,702
Interest receivable on investments    25,428       6,357
Cash and cash equivalents . . . .    760,576   1,090,343
Investment securities at
  market value. . . . . . . . . .    441,524     425,594
Deposit for class action settlement
  (Note 7). . . . . . . . . . . .    500,000     250,000
                                 ----------- -----------
Total assets. . . . . . . . . . .  4,288,230   4,332,996
                                 ----------- -----------

LIABILITIES

Accounts payable and accrued expenses275,158     274,731
Accrued litigation settlement . .  1,240,025   1,240,025
                                 ----------- -----------
Total liabilities . . . . . . . .  1,515,183   1,514,756
                                 ----------- -----------

NET ASSETS IN LIQUIDATION . . . .$ 2,773,047 $ 2,818,240
                                 =========== ===========



























The accompanying notes are an integral part of the financial statements.

                RESORT INCOME INVESTORS, INC.
     STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                     (LIQUIDATION BASIS)

     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                         (UNAUDITED)





                                     1998       1997
                                 ----------- -----------

NET ASSETS IN LIQUIDATION
  AT JANUARY 1. . . . . . . . . .$ 2,818,240 $ 4,801,590

Interest income on cash and
  cash equivalents. . . . . . . .      7,954       9,030

Interest income on notes receivable   19,071       --

Gain on investment securities . .     15,930      33,258

Rental income . . . . . . . . . .     63,750       --

Operating expenses. . . . . . . .   (151,898)   (267,334)
                                 ----------- -----------

NET ASSETS IN LIQUIDATION AT
  MARCH 31. . . . . . . . . . . .$ 2,773,047 $ 4,576,544
                                 =========== ===========

































The accompanying notes are an integral part of the financial statements.

                RESORT INCOME INVESTORS, INC.

                NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1998
                         (UNAUDITED)

     Readers of this Resort Income Investors, Inc. (the "Company") quarterly report should refer to its audited financial statements for the year ended December 31, 1997, which are included in the Company's 1997 Annual Report on Form 10-KSB for the year ended December 31, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.   OPERATIONS OF THE COMPANY

     The Company was organized on July 20, 1988 as a twelve-year, self-liquidating real estate investment trust ("REIT"), as defined under the Internal Revenue Code. The Company was organized for the purpose of enabling stockholders to participate in mortgage loans primarily to affiliates of Christopher B. Hemmeter ("CBH") secured by real property or other qualifying assets owned or to be acquired for the development of luxury destination resorts. During 1991, the Board of Directors amended the Company's general investment strategy such that the Company would primarily make loans secured by real and personal property for the development of gaming related enterprises. As of March 31, 1998, all of the Company's loans had been made to affiliates of the Company or RII Advisors, Inc., the Company's former investment manager (the "Investment Manager"), also an affiliate of the Company.

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

     The Board of Directors of the Company announced on June 29, 1995 that it would commence an orderly self-liquidation of the Company's assets over an estimated 24- to 36-month period. The Company also announced a charge to income would be made in the second quarter of 1995 in an amount that, in management's judgment based upon then available information, would reflect the impaired value. The charge included allowances for losses on loans, interest receivable and the reversal of certain accrued interest. The amount of the charge was based on management's judgments regarding the ability of CBH and the Affiliated Borrowers to repay such loans, and also reflected management's judgments concerning the extent that the estimated realizable value of the Company's collateral would not provide for the recovery of the Company's investment in the loans and accrued interest. On August 8, 1995, CBH and Mark M. Hemmeter resigned their positions as executive officers and directors of the Company. Throughout the remainder of 1995, and during 1996 and 1997, the Company continued to evaluate the ability of CBH to perform on his guarantees and the value of collateral underlying the Company's loans and recorded additional charges for estimated losses. The Company's independent directors assumed responsibility for negotiations with CBH and the Affiliated Borrowers to maximize the Company's recovery of its investment in loans and accrued interest. Based on information provided to the independent directors by CBH and the Affiliated Borrowers, the independent directors reviewed CBH's financial condition and the financial condition of the Affiliated Borrowers, as well as the terms of the Company's loans, the collateral for certain of the loans (including the existence of senior liens on certain of the collateral), appraisals of certain of such collateral and other information concerning the value of the other collateral, and other factors, to determine the amount of the charges and in reaching the decision to proceed with the liquidation of the Company's assets.

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

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the March 31, 1998 and December 31, 1997 statements of net assets in liquidation and the statements of changes in net assets in liquidation for the three months ended March 31, 1998 and 1997 have been presented on the liquidation basis. The March 31, 1998 and December 31, 1997 statements of net assets in liquidation reflect the Company's estimates, in management's judgment, based upon then available information, of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimate of the realizable amount of the real estate interest held for sale was based on an analysis of the discounted cash flow, there are few directly comparable real estate properties that have been sold that can be considered in preparing such an estimate. The amounts the Company will ultimately realize from liquidation of its assets could differ materially from the amounts assumed in arriving at the estimates reflected in the March 31, 1998 statement of net assets. Changes in estimates are reflected in the period in which additional information becomes available.

     The amount ultimately available for distribution to stockholders will depend on a variety of factors in addition to the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of contingent liabilities. The amount distributed will likely differ from the amount of net assets in process of liquidation presented in the March 31, 1998 statement of net assets, and the difference could be material.

     At March 31, 1998, the Company's financial instruments consist of, real estate interest held for sale, notes receivable, interest receivable on investments, cash and cash equivalents, investment securities, and a deposit for class action settlement. These instruments are included in the accompanying statement of net assets in liquidation at their estimated net realizable values. Management believes that the estimated net realizable value of these financial instruments approximates their fair value. The basis for determining the amounts for notes receivable is described in Notes 3 and 4. Investment securities fair values are based on market quotes. Based on the nature and terms of accounts payable and accrued expenses, face amounts represent fair value.

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

     Based upon quoted values, the market value of the Colorado Gaming Stock at March 31, 1998 was $5.75 per share providing a value of the Company's shares of $345,978. The Company originally recorded its ownership interest in these shares as investment securities valued at $180,510 as of June 30, 1996. At March 31, 1998, the Company recorded a marked to market adjustment of $3,009 representing an unrealized gain on investment securities as a result of an increase in the Colorado Gaming share price from $5.70 to $5.75 per share at March 31, 1998. At March 31, 1998, the total value of the 34,002 shares of Casino America, Inc. are estimated to be approximately $2.81 per share providing a value of the Company's shares of $95,546. At March 31, 1998, the Company recorded a market adjustment for an unrealized gain on investment securities in the amount of $12,921 regarding the Casino America, Inc. stock as a result of an increase in its share price from $2.43 to $2.81 at March 31, 1998. In April 1998, the Company sold 34,002 shares of the Casino America, Inc. stock for a total value of $102,152. As of March 31, 1998, the Company had estimated the net realizable value of the notes receivable from Colorado Gaming to be $642,059. Colorado Gaming has entered into a letter of intent to be acquired by Ladbroke Group PLC for $6.25 per share plus the assumption of Colorado Gaming's debt. The transaction is currently expected to close late in the second quarter or early in the third quarter of 1998.

4.   DEMAND LOANS TO RELATED PARTIES

     Demand loans to related parties consist of the following:

                    Carrying    Face    Carrying    Face
            InterestAmount at Amount at Amount at Amount at
             Rate/  March 31, March 31,  Dec. 31,  Dec. 31,
Borrower    Maturity  1998      1998      1997      1997
--------    ----------------- --------- --------- ---------

Outlaws (a)   11.00%
              Demand    --    1,600,000    --     1,600,000

CBH and
Patricia      27.00%
Hemmeter (b)  Demand    --   14,267,000    --    14,267,000
                     ----------------------------------------

                        --   15,867,000    --    15,867,000
Reserve for
Impairment
of Loans                --   15,867,000    --    15,867,000
                     ----------------------------------------
                     $  --  $     --   $   --   $     --
                     ========================================

(a) On February 11, 1992, the Company made two demand loans to borrowers collectively known as the Outlaws, an affiliate of the Company. The original amount of the borrowings aggregated $2,205,000. The loans were collateralized by an assignment of the borrowers' partnership interest and a mortgage of the underlying collateral subordinated by a first mortgage in the amount of approximately $2,560,000 and are personally guaranteed by CBH. The note was modified effective November 1, 1995 increasing the principal balance of the loan in the amount of $105,598, the interest rate to 11% and extending the maturity date to February 29, 1996. A charge for impairment of $105,598 was simultaneously recorded by the Company due to uncertainty regarding its collectibility. A charge for impairment in the amount of $1,600,000 was recorded during the fourth quarter of 1995 against the outstanding carrying balance on the Crook Loan. In addition, a charge for impairment in the amount of $86,200 was recorded during the fourth quarter of 1996 against the outstanding carrying balance of the Hudspeth Loan, reducing the carrying value at December 31, 1996 to $518,800. On April 30, 1997, $605,000 was placed in escrow on behalf of the Company by an affiliate of Outlaws as consideration for the Company releasing its liens against the property securing the Company's loans to Outlaws. On June 20, 1997, the Company received cash proceeds of $605,000 less $17,000 for a lost note charge resulting in a realized gain of $86,200 in 1997. Thus, the Company no longer maintains any interest in such property. CBH continues to be liable for the uncollected portion of the Crook Loan plus interest at the rate of 11% per annum. The loan is on non-accrual status as of March 31, 1998.

(b) On January 4, 1994, the Company made a demand loan to CBH, in the amount of $12,900,000. In September 1994, an additional $1,100,000 was extended under the loan. The loan was collateralized by junior mortgages on certain residential properties in Hawaii and California. The loan was modified in 1994 to release the Hawaii residence as collateral effective January 3, 1995 and to increase the interest rate. On May 2, 1995, the Company advanced an additional $1,000,000 to CBH. The interest rate on the additional $1,000,000 is 23% per annum, 10% per annum of which is to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. During 1995, a total allowance of approximately $14,267,000 was recorded against the carrying value of the loan. During February 1996, the Company received approximately $733,000 as a partial repayment of the loan from the sale of the California residences that were collateral of the loan. CBH continues to be liable for the uncollected portion of this loan plus interest at the default rate of 27% per annum. The loan is on non-accrual status as of March 31, 1998.

5.   REAL ESTATE INTEREST HELD FOR SALE

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

     The valuation of the Subleasehold Interest is based upon a discounted cash flow analysis. The discounted cash flow analysis is a method of estimating the present worth of future cash flow expectations by individually discounting each anticipated collection at an appropriate discount rate. By forecasting the anticipated income stream and discounting future value to current value, the capitalization process may be applied to derive a value that an investor would pay to receive the income stream generated by the International Marketplace. In addition, the value of the Company's interest in International Marketplace was discounted a further 15% to reflect the potentially shortened time period the Company has to market the property. The amount of proceeds to be received from the disposition of the Subleasehold Interest is dependent on a number of conditions, many of which are beyond the power of the Company to control.

     The Company received approximately $64,000 in monthly rental income through March 31, 1998 which are recorded as rental income on the Statement of Changes in Net Assets in Liquidation. The term of the sublease expires on March 30, 2010. As lessor, the Company receives $23,969 monthly in minimum rent and percentage rent of 12% of gross sales for the period through March 31, 2003 increasing to 14% for the period April 1, 2003 through March 30, 2010. As lessee, the Company pays $12,913 monthly for minimum rent and percentage rent equal to 8% of gross sales. In addition, the Company receives $19,067 monthly for maintenance, advertising, promotional and operating fees. The Company pays approximately $11,100 in common area maintenance fees. The Company currently anticipates that it will receive approximately $30,000 per month of income from this interest in the near term.

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


7.  SUBSEQUENT EVENT

     On May 11, 1998, Mr. Daniel D. Lane resigned as a Director of the Company and its Secretary. Mr. Neil D. Hansen, the Company's Treasurer, was appointed to be the Company's Secretary.


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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had real estate interest held for sale with a carrying value of $1,925,000. See below for further detail regarding the real estate interest held for sale.

     The Company will not make any new loans, however, the Company has advanced funds to the Affiliated Borrowers to the extent deemed necessary to protect the Company's position in the underlying collateral. Through March 31, 1998, the Company had advanced approximately $740,000 to the Affiliated Borrowers in an effort to protect the Company's collateral positions. Management of the Company is continuing in its decision that no periodic liquidating distributions will be made to the Stockholders of the Company. The Company believes that it will not be required to make distributions in the near term to maintain its status as a REIT. The statement of net assets reflects the Company's best estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimate of the realizable amount of the real estate interest held for sale is based on a discounted cash flow analysis of the subleasehold interest by the Directors, there are few directly comparable real estate properties that have been sold that can be considered in preparing such an estimate. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimates reflected in the March 31, 1998 statement of net assets.

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

     As of December 31, 1996, the outstanding loan balances were $1,600,000 for the Crook Loan and $518,800 for the Hudspeth Loan. The report prepared for the Company by Coopers & Lybrand LLP dated January 15, 1996 concluded that the market value of the fee simple interest in the Outlaws Casino was $2,500,000. As of December 31, 1996, the senior encumbrance on the Crook Parcel was $2,561,621. Therefore, the Company set up a reserve for the entire $1,600,000 of the Crook Loan. During the fourth quarter of 1996, the Company set up a reserve for the Hudspeth Loan in the amount of $86,200 based on the valuation from an appraisal commissioned by the Company, reducing the carrying value at December 31, 1996 to $518,800. On April 30, 1997, $605,000 was placed in escrow on behalf of the Company by an affiliate of the Outlaws Borrower in exchange for the Company releasing its interests in the loans secured by the Properties. On June 20, 1997, the Company received cash proceeds of $605,000 less $17,000 for a lost note charge, resulting in a realized gain of $86,200 in 1997. Thus, the Company no longer maintains any interest in the Properties. CBH continues to be liable for the uncollected portion of the Crook Loan plus interest at the rate of 11% per annum. The loan is on non-accrual status as of March 31, 1998.

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

     The Company modified the terms of the two Waikiki Loans on November 1, 1995 so as to require the Waikiki Borrower to make monthly payments of $15,042 with interest accruing at a rate of 11% per annum. On July 23, 1997, the Company completed negotiations with the Company's Waikiki borrower resulting in the Company receiving the borrower's interest in the subleasehold of the International Marketplace (the "Subleased Interest"), a retail center in Honolulu, Hawaii in exchange for the Company releasing its interest in the loans. In addition to taking title, the Company received approximately $197,000 of escrowed rental income for such property from December 1, 1996.

     The valuation of the Subleasehold Interest is based upon a discounted cash flow analysis. The discounted cash flow analysis is a method of estimating the present worth of future cash flow expectations by individually discounting each anticipated collection at an appropriate discount rate. By forecasting the anticipated income stream and discounting future value to current value, the capitalization process may be applied to derive a value that an investor would pay to receive the income stream generated by the International Marketplace. In addition, the value of the Company's interest in International Marketplace was discounted a further 15% to reflect the potentially shortened time period the Company has to market the property. The amount of proceeds to be received from the disposition of the Subleasehold Interest is dependent on a number of conditions, many of which are beyond the power of the Company to control.

     The Company received approximately $64,000 in monthly rental income through March 31, 1998 which are recorded as rental income on the Statement of Changes in Net Assets in Liquidation. The term of the sublease expires on March 30, 2010. As lessor, the Company receives $23,969 monthly in minimum rent and percentage rent of 12% of gross sales for the period through March 31, 2003 increasing to 14% for the period April 1, 2003 through March 30, 2010. As lessee, the Company pays $12,913 monthly for minimum rent and percentage rent equal to 8% of gross sales. In addition, the Company receives $19,067 monthly for maintenance, advertising, promotional and operating fees. The Company pays approximately $11,100 in common area maintenance fees. The Company currently anticipates that it will receive approximately $30,000 per month of income from this interest in the near term.

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

     As of March 31, 1998, the Company had approximately $1,202,100 in cash and cash equivalents and investments securities.

     Management of the Company is continuing in its decision that no periodic liquidating distributions will be made to the Stockholders of the Company at this time, however, management of the Company continues to reevaluate this position on an ongoing basis.

RESULTS OF OPERATIONS

     Net assets in liquidation decreased from a balance of $2,818,240 at December 31, 1997 to a balance of $2,773,047 at March 31, 1998. The decrease resulted primarily from the Company's payment of its operating expenses.

     Total revenue for the three months ended March 31, 1998 was $90,775 compared to $9,030 for the same period in 1997 due primarily to the rental income received during 1998 from the Company's ownership of the Subleasehold Interest.

     Operating expenses for the three months ended March 31, 1998 were $151,898 compared to $267,334 for the same period in 1997. This decrease was due to decreased legal fees and liquidation costs related to the litigation as discussed in Part II, Item I and the announcement of the Company's self-liquidation.

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

    (b) The following report on Form 8-K was filed during the quarter ended March 31, 1998.

          Date of Report                 Item Numbers

          March 31, 1998                    5 and 7


     Items 2, 3, 4 and 5 of Part II are omitted because of the absence of conditions under which they are required.

                         SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 20, 1998    RESORT INCOME INVESTORS, INC.
                       (Registrant)


                       By: /S/ JOHN R. YOUNG
                           ___________________________
                           John R. Young
                           Chairman of the Board of Directors,
                           Chief Executive Officer, President and
                           Chief Financial Officer


                       By: /S/ THOMAS A. ELLSWORTH
                           ____________________________
                           Thomas A. Ellsworth
                           Director


                       By: /S/ NEIL D. HANSEN
                           ____________________________
                           Neil D. Hansen
                           Secretary, Treasurer and
                           Chief Accounting Officer