Form 10QSB
period 1998-06-30
RESORT INCOME INVESTORS INC
filed 1998-08-14
CIK 837336

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549


                                 FORM 10-QSB


       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1998


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
YES [ X ]   NO [   ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares of common stock outstanding as of August 14, 1998:  4,156,000

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        RESORT INCOME INVESTORS, INC.
                   STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (LIQUIDATION BASIS)

                     JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (UNAUDITED)



                                               JUNE 30,      DECEMBER 31,
                                                1998             1997
                                            -------------   ------------

ASSETS

Real estate interest held for sale . . . .    $ 1,925,000    $ 1,925,000
Notes receivable . . . . . . . . . . . . .        635,702        635,702
Interest receivable on investments . . . .          6,357          6,357
Cash and cash equivalents. . . . . . . . .        106,186      1,090,343
Investment securities at
  market value . . . . . . . . . . . . . .        330,935        425,594
Deposit for class action settlement
  (Note 6) . . . . . . . . . . . . . . . .          --           250,000
                                              -----------    -----------
Total assets . . . . . . . . . . . . . . .      3,004,180      4,332,996
                                              -----------    -----------

LIABILITIES

Accounts payable and accrued expenses. . .        315,698        274,731
Accrued litigation settlement. . . . . . .          --         1,240,025
                                              -----------    -----------
Total liabilities. . . . . . . . . . . . .        315,698      1,514,756
                                              -----------    -----------

NET ASSETS IN LIQUIDATION. . . . . . . . .    $ 2,688,482    $ 2,818,240
                                              ===========    ===========



























  The accompanying notes are an integral part of the financial statements.

                        RESORT INCOME INVESTORS, INC.
             STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                             (LIQUIDATION BASIS)

               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)





                                                  1998          1997
                                              -----------    -----------

NET ASSETS IN LIQUIDATION
  AT JANUARY 1 . . . . . . . . . . . . . .    $ 2,818,240    $ 4,801,590

Interest income on cash and
  cash equivalents . . . . . . . . . . . .         10,507         17,887

Interest income on notes receivable. . . .         38,142         38,142

Gain on investment securities. . . . . . .          7,493         52,688

Gain on settlement of demand loan. . . . .          --            86,200

Rental income. . . . . . . . . . . . . . .        103,096          --

Operating expenses . . . . . . . . . . . .       (288,996)      (635,289)
                                              -----------    -----------

NET ASSETS IN LIQUIDATION AT
  JUNE 30. . . . . . . . . . . . . . . . .    $ 2,688,482    $ 4,361,218
                                              ===========    ===========


































  The accompanying notes are an integral part of the financial statements.

                        RESORT INCOME INVESTORS, INC.
             STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                             (LIQUIDATION BASIS)

              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)





                                                  1998          1997
                                              -----------    -----------

NET ASSETS IN LIQUIDATION
  AT MARCH 31. . . . . . . . . . . . . . .    $ 2,773,047    $ 4,576,544

Interest income on cash and
  cash equivalents . . . . . . . . . . . .          2,553          8,857

Interest income on notes receivable. . . .         19,071         38,142

(Loss) gain on investment securities . . .         (8,437)        19,430

Gain on settlement of demand loan. . . . .          --            86,200

Rental income. . . . . . . . . . . . . . .         39,346          --

Operating expenses . . . . . . . . . . . .       (137,098)      (367,955)
                                              -----------    -----------

NET ASSETS IN LIQUIDATION AT
  JUNE 30. . . . . . . . . . . . . . . . .    $ 2,688,482    $ 4,361,218
                                              ===========    ===========


































  The accompanying notes are an integral part of the financial statements.

                        RESORT INCOME INVESTORS, INC.

                        NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 1998
                                 (UNAUDITED)

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

1.   OPERATIONS OF THE COMPANY

     The Company was organized on July 20, 1988 as a twelve-year, self-liquidating real estate investment trust ("REIT"), as defined under the Internal Revenue Code. The Company was organized for the purpose of enabling stockholders to participate in mortgage loans primarily to affiliates of Christopher B. Hemmeter ("CBH") secured by real property or other qualifying assets owned or to be acquired for the development of luxury destination resorts. During 1991, the Board of Directors amended the Company's general investment strategy such that the Company would primarily make loans secured by real and personal property for the development of gaming related enterprises. As of June 30, 1998, all of the Company's loans had been made to affiliates of the Company or RII Advisors, Inc., the Company's former investment manager (the "Investment Manager"), also an affiliate of the Company.

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

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the June 30, 1998 and December 31, 1997 statements of net assets in liquidation and the statements of changes in net assets in liquidation for the three and six months ended June 30, 1998 and 1997 have been presented on the liquidation basis. The June 30, 1998 and December 31, 1997 statements of net assets in liquidation reflect the Company's estimates, in management's judgment, based upon then available information, of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimate of the realizable amount of the real estate interest held for sale was based on an analysis of the discounted cash flow, there are few directly comparable real estate properties that have been sold that can be considered in preparing such an estimate. The amounts the Company will ultimately realize from liquidation of its assets could differ materially from the amounts assumed in arriving at the estimates reflected in the June 30, 1998 statement of net assets. Changes in estimates are reflected in the period in which additional information becomes available.

     The amount ultimately available for distribution to stockholders will depend on a variety of factors in addition to the amounts realized from the liquidation of assets, including the timing of the liquidation process and the resolution of contingent liabilities. The amount distributed will likely differ from the amount of net assets in process of liquidation presented in the June 30, 1998 statement of net assets, and the difference could be material.

     At June 30, 1998, the Company's financial instruments consist of, real estate interest held for sale, notes receivable, interest receivable on investments, cash and cash equivalents, and investment securities. These instruments are included in the accompanying statement of net assets in liquidation at their estimated net realizable values. Management believes that the estimated net realizable value of these financial instruments approximates their fair value. The basis for determining the amounts for notes receivable is described in Notes 3 and 4. Investment securities fair values are based on market quotes. Based on the nature and terms of accounts payable and accrued expenses, face amounts represent fair value.

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

3.   NOTE RECEIVABLE AND INVESTMENT SECURITIES

     On May 13, 1995, the Company agreed to provide Hemmeter Enterprises, Inc. ("HEI"), an affiliate of CBH, with a senior bank facility in the amount of $4,000,000 (the "HEI Senior Bank Facility"). The HEI Senior Bank Facility was collateralized pari passu by deeds of trust for real properties located in Central City and Black Hawk, Colorado, a second mortgage on the property securing the Company's Canadian Pavilion Loan and a second mortgage on the riverboat operated in New Orleans by Grand Palais Riverboat, Inc. ("GPRI"), an affiliate of HEI. The HEI Senior Bank Facility was also guaranteed jointly and severally by various subsidiaries of HEI, certain other affiliated entities and CBH. Prior to June 30, 1995, the Company had advanced $2,000,000 under the HEI Senior Bank Facility. On June 30, 1995, the Company determined that it would not advance any additional sums to HEI under the terms of the HEI Senior Bank Facility. During the fourth quarter of 1995, HEI and GPRI both filed for protection under Chapter 11 of the United States Bankruptcy Code. As of December 31, 1995, the Company had recorded a valuation allowance in the amount of $1,000,000 against the carrying value of the HEI Senior Bank Facility. The plans of reorganization of HEI and GPRI were approved by the bankruptcy courts in June 1996 and in satisfaction of the HEI Senior Bank Facility the Company received the following in settlement of its claims: (i) a 12% senior secured pay-in-kind note due 2003 in the principal amount of $601,702 issued by Colorado Gaming & Entertainment Co., the successor to HEI ("Colorado Gaming"); (ii) 60,170 shares of common stock of Colorado Gaming, which entity is not publicly traded; and (iii) 27,089 shares of common stock of Casino America, Inc., a publicly-held stock traded on the NASDAQ National Stock Market under the symbol "CSNO." The Company was also entitled to receive a small number of warrants of Casino America, Inc. On July 25, 1996, the Company exercised its right to purchase 6,913 additional shares of common stock of Casino America, Inc. for $40,614 or $5.875 per share. On December 1, 1996, the Company received cash proceeds of $899 and an additional note in the principal amount of $34,000 from Colorado Gaming with terms consistent with the original Colorado Gaming note representing the payment of interest due on the original Colorado Gaming note through December 1, 1996. On June 23, 1997 and December 19, 1997, the Company received $38,142 and $38,142, respectively, representing the payment of interest on the combined Colorado Gaming notes due through December 1, 1997. On June 19, 1998, the Company received $38,142 representing the payment of interest from December 1, 1997 through June 1, 1998.

     Based upon quoted values, the market value of the Colorado Gaming Stock at June 30, 1998 was $5.50 per share providing a value of the Company's shares of $330,935. The Company originally recorded its ownership interest in these shares as investment securities valued at $180,510 as of June 30, 1996. At June 30, 1998, the Company recorded a marked to market adjustment of $12,034 representing an unrealized loss on investment securities as a result of a decrease in the Colorado Gaming share price from $5.70 to $5.50 per share at June 30, 1998. In April 1998, the Company sold 34,002 shares of the Casino America, Inc. stock for a total value of $102,152 resulting in a realized gain of $19,527 during 1998. As of June 30, 1998, the Company had estimated the net realizable value of the notes receivable from Colorado Gaming to be $642,059.
Colorado Gaming has entered into a letter of intent to be acquired by Ladbroke Group PLC for $6.25 per share plus the assumption of Colorado Gaming's debt. The transaction is currently expected to close in the third quarter of 1998.

4.   DEMAND LOANS TO RELATED PARTIES

     Demand loans to related parties consist of the following:

                            Carrying      Face       Carrying       Face
                 Interest   Amount at   Amount at    Amount at    Amount at
                  Rate/     June 30,    June 30,      Dec. 31,     Dec. 31,
Borrower         Maturity     1998        1998         1997         1997
--------         --------   ---------   ---------    ---------    ---------

Outlaws (a)        11.00%
                   Demand       --     1,600,000        --        1,600,000

CBH and
Patricia           27.00%
Hemmeter (b)       Demand       --    14,267,000        --       14,267,000
                             -------- -----------   ----------  -----------

                                --    15,867,000        --       15,867,000
Reserve for
Impairment
of Loans                        --    15,867,000        --       15,867,000
                             -------- -----------   ----------  -----------
                             $  --    $     --      $   --      $     --
                             ======== ===========   ==========  ===========

(a) On February 11, 1992, the Company made two demand loans to borrowers collectively known as the Outlaws, an affiliate of the Company. The original amount of the borrowings aggregated $2,205,000. The loans were collateralized by an assignment of the borrowers' partnership interest and a mortgage of the underlying collateral subordinated by a first mortgage in the amount of approximately $2,560,000 and are personally guaranteed by CBH. The note was modified effective November 1, 1995 increasing the principal balance of the loan in the amount of $105,598, the interest rate to 11% and extending the maturity date to February 29, 1996. A charge for impairment of $105,598 was simultaneously recorded by the Company due to uncertainty regarding its collectibility. A charge for impairment in the amount of $1,600,000 was recorded during the fourth quarter of 1995 against the outstanding carrying balance on the Crook Loan. In addition, a charge for impairment in the amount of $86,200 was recorded during the fourth quarter of 1996 against the outstanding carrying balance of the Hudspeth Loan, reducing the carrying value at December 31, 1996 to $518,800. On April 30, 1997, $605,000 was placed in escrow on behalf of the Company by an affiliate of Outlaws as consideration for the Company releasing its liens against the property securing the Company's loans to Outlaws. On June 20, 1997, the Company received cash proceeds of $605,000 less $17,000 for a lost note charge resulting in a realized gain of $86,200 in 1997. Thus, the Company no longer maintains any interest in such property. CBH continues to be liable for the uncollected portion of the Crook Loan plus interest at the rate of 11% per annum. The loan is on non-accrual status as of June 30, 1998.

(b) On January 4, 1994, the Company made a demand loan to CBH, in the amount of $12,900,000. In September 1994, an additional $1,100,000 was extended under the loan. The loan was collateralized by junior mortgages on certain residential properties in Hawaii and California. The loan was modified in 1994 to release the Hawaii residence as collateral effective January 3, 1995 and to increase the interest rate. On May 2, 1995, the Company advanced an additional $1,000,000 to CBH. The interest rate on the additional $1,000,000 is 23% per annum, 10% per annum of which is to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. During 1995, a total allowance of approximately $14,267,000 was recorded against the carrying value of the loan. During February 1996, the Company received approximately $733,000 as a partial repayment of the loan from the sale of the California residences that were collateral of the loan. CBH continues to be liable for the uncollected portion of this loan plus interest at the default rate of 27% per annum. The loan is on non-accrual status as of June 30, 1998.

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

     The Company received approximately $103,000 in monthly rental income through June 30, 1998 which is recorded as rental income on the Statement of Changes in Net Assets in Liquidation. The term of the sublease expires on March 30, 2010. As lessor, the Company receives $23,969 monthly in minimum rent and percentage rent of 12% of gross sales for the period through March 31, 2003 increasing to 14% for the period April 1, 2003 through March 30, 2010. As lessee, the Company pays $12,913 monthly for minimum rent and percentage rent equal to 8% of gross sales. In addition, the Company receives $19,067 monthly for maintenance, advertising, promotional and operating fees. The Company pays approximately $11,100 in common area maintenance fees. The Company currently anticipates that it will receive approximately $25,000 per month of income from this interest in the near term.

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

     The class action litigation settlement provided that all investors, other than the defendants, who purchased shares in the Company between March 31, 1993 and June 29, 1995, were eligible to participate in the settlement proceeds. The settlement of the class action litigation provided for a payment of at least $5,630,000, plus accrued interest on portions of this amount. The economic components of the settlement are as follows:

     1. $3.63 million paid by the Company's directors' and officers' issuer, and former auditors;

     2. The approximately $1 million left from the settlement of the derivative action, after attorneys fees were awarded by the Court;

     3.   A payment by the Company of an amount equal to the greater of:
(a) 44 percent of the Company's net assets and liquidation valued as of December 31, 1997, or (b) $1 million. The amounts available for distribution to the class of investors covered by the settlement was determined after court-approved attorneys' fees and expenses have been awarded. The amount that individual class members will receive will be determined by the monies available after expenses and attorneys' fees and the number and amount of claims filed.

     The derivative litigation was settled for $1,425,000, contributed by the Company's directors' and officers' insurer, plus accrued interest. As stated above, this amount, less derivative counsel's attorney's fees, was contributed to the settlement of the class action litigation. The counsel in the derivative litigation filed a request for fees of 30 percent of the settlement amount, including expenses. Counsel for the Plaintiffs in the class action litigation filed a request for 30 percent of the recovery, not including payment from the settlement of the derivative litigation, plus expenses. The Court granted the fee and expense requests.

     Through June 30, 1998, the Company has paid $1,240,025 (unaudited) toward settlement of the litigation. In consideration for the settlement of the litigation, plaintiffs in the class action litigation on behalf of themselves and all class members and plaintiffs in the derivative litigation on behalf of themselves and derivatively on behalf of the Company provided releases to the defendants in the class action and derivative litigation. These releases, among other things, release the defendants from any claims, whether known or unknown, that were or could have been asserted in the class action and derivative litigation, or in any way related to the Company, including, but not limited to, the sale or purchase of stock issued by the Company.

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

7.     SUBSEQUENT EVENT

     On July 16, 1998, the stockholders of the Company approved the liquidation proposal to dissolve the Company and distribute the Company's assets to the stockholders after conversion into cash, subject to the conditions described in the Proxy Statement of the Company dated June 19, 1998 (the "Liquidation Proxy"). As described in the Liquidation Proxy, the Company anticipates that the first distribution will occur later in 1998 and will provide between $.52 and $.62 per share to the Stockholders as of the record date to be established by the Board of Directors. The Company filed its Certificate of Dissolution with the Delaware Secretary of State on July 21, 1998.

     The Company entered into a non-binding letter of intent for the sale of the Subleasehold Interest with a party unaffiliated with the Company. The parties to this letter of intent are currently working on an agreement of purchase and sale, however, the exact terms and conditions have not yet been agreed to and, therefore, there can be no assurance that the contemplated sale will occur.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had real estate interest held for sale with a carrying value of $1,925,000. See below for further details regarding the real estate interest held for sale. In addition, the Company's cash and cash equivalents balance at June 30, 1998 and December 31, 1997 was $106,186 and $1,090,343, respectively. The decrease in cash and cash equivalents is due primarily to the payments toward the class action litigation settlement.

     The Company will not make any new loans, however, the Company has advanced funds to the Affiliated Borrowers to the extent deemed necessary to protect the Company's position in the underlying collateral. Through June 30, 1998, the Company had advanced approximately $741,000 to the Affiliated Borrowers in an effort to protect the Company's collateral positions. Management of the Company is continuing in its decision that no periodic liquidating distributions will be made to the Stockholders of the Company. The Company believes that it will not be required to make distributions in the near term to maintain its status as a REIT. The statement of net assets reflects the Company's best estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. While the estimate of the realizable amount of the real estate interest held for sale is based on a discounted cash flow analysis of the Subleasehold Interest by the Directors, there are few directly comparable real estate properties that have been sold that can be considered in preparing such an estimate. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimates reflected in the June 30, 1998 statement of net assets.

     The Company's near term capital requirements will be for ongoing operating costs during the period of self-liquidation and any remaining costs incurred in connection with the settlement of the litigation. The Company believes that its existing cash, cash equivalents and investment balances should be adequate to fund near-term capital requirements.

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

     As of December 31, 1996, the outstanding loan balances were $1,600,000 for the Crook Loan and $518,800 for the Hudspeth Loan. The report prepared for the Company by Coopers & Lybrand LLP dated January 15, 1996 concluded that the market value of the fee simple interest in the Outlaws Casino was $2,500,000. As of December 31, 1996, the senior encumbrance on the Crook Parcel was $2,561,621. Therefore, the Company set up a reserve for the entire $1,600,000 of the Crook Loan. During the fourth quarter of 1996, the Company set up a reserve for the Hudspeth Loan in the amount of $86,200 based on the valuation from an appraisal commissioned by the Company, reducing the carrying value at December 31, 1996 to $518,800. On April 30, 1997, $605,000 was placed in escrow on behalf of the Company by an affiliate of the Outlaws Borrower in exchange for the Company releasing its interests in the loans secured by the Properties. On June 20, 1997, the Company received cash proceeds of $605,000 less $17,000 for a lost note charge, resulting in a realized gain of $86,200 in 1997. Thus, the Company no longer maintains any interest in the Properties. CBH continues to be liable for the uncollected portion of the Crook Loan plus interest at the rate of 11% per annum. The loan is on non-accrual status as of June 30, 1998.

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

     The Company received approximately $103,000 in monthly rental income through June 30, 1998 which is recorded as rental income on the Statement of Changes in Net Assets in Liquidation. The term of the sublease expires on March 30, 2010. As lessor, the Company receives $23,969 monthly in minimum rent and percentage rent of 12% of gross sales for the period through March 31, 2003 increasing to 14% for the period April 1, 2003 through March 30, 2010. As lessee, the Company pays $12,913 monthly for minimum rent and percentage rent equal to 8% of gross sales. In addition, the Company receives $19,067 monthly for maintenance, advertising, promotional and operating fees. The Company pays approximately $11,100 in common area maintenance fees. The Company currently anticipates that it will receive approximately $25,000 per month of income from this interest in the near term.

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

     On December 3, 1997, the Company filed preliminary proxy materials with the Commission, outlining the Company's proposed plan of liquidation. In arriving at the determination to continue the Company's original plan to liquidate, the Company's Board of Directors evaluated alternatives to enhance stockholder value. One alternative considered by the Directors was the sale of all or substantially all of the assets of the Company to a single buyer. During 1997 and the first four months of 1998, the Company received unsolicited informal indications of interest from third parties concerning possible acquisition of substantially all of the Company's assets and potential tender offers for portions of the Company's outstanding common stock. The Board did not, however, receive a written offer, proposal or other commitment that would provide for a greater distribution to the Stockholders than that which is currently anticipated under the terms of a liquidation. Based on the Company's valuation of its current assets and its anticipated expenses related to the liquidation of the Company, management of the Company currently believes that the liquidation distribution to the Stockholders will be approximately $.52 to $.62 per share, however, there can be no assurance that an amount within this range will be distributed to the Stockholders due to the fact that the exact amount of the expenses related to the liquidation, the continued revenues from the Company's assets and the exact amount the Company will receive at the time it liquidates its assets cannot be quantified at this time. The Company completed the preparation of its proxy materials in June 1998. A special meeting of the Stockholders was held on July 16, 1998 and the Stockholders of record on June 18, 1998 approved the liquidation proposal described in the Liquidation Proxy.

     On May 11, 1998, Mr. Daniel D. Lane resigned as a Director of the Company and its Secretary. Mr. Neil D. Hansen, the Company's Treasurer, was appointed to be the Company's Secretary.

     As of June 30, 1998, the Company had approximately $437,121 in cash and cash equivalents and investments securities.

     Management of the Company is continuing in its decision that no periodic liquidating distributions will be made to the Stockholders of the Company at this time, however, management of the Company continues to reevaluate this position on an ongoing basis.

RESULTS OF OPERATIONS

     Net assets in liquidation decreased from a balance of $2,818,240 at December 31, 1997 to a balance of $2,688,482 at June 30, 1998. The decrease resulted primarily from the Company's payment of its operating expenses.

     Total revenue for the six months ended June 30, 1998 was $151,745 compared to $56,029 for the same period in 1997 due primarily to the rental income received during 1998 from the Company's ownership of the Subleasehold Interest. Total revenue for the three months ended June 30, 1998 was $60,970 compared to $46,999 for the same period in 1997.

       Operating expenses for the six months ended June 30, 1998 were $288,996 compared to $635,289 for the same period in 1997. Operating expenses for the three months ended June 30, 1998 were $137,098 as compared to $367,955 for the same period in 1997. This decrease was due to decreased legal fees and liquidation costs related to the litigation as discussed in Part II, Item I and the announcement of the Company's self-liquidation.

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

     The class action litigation settlement provided that all investors, other than the defendants, who purchased shares in the Company between March 31, 1993 and June 29, 1995, were eligible to participate in the settlement proceeds. The settlement of the class action litigation provided for a payment of at least $5,630,000, plus accrued interest on portions of this amount. The economic components of the settlement are as follows:

     1. $3.63 million paid by the Company's directors' and officers' issuer, and former auditors;

     2. The approximately $1 million left from the settlement of the derivative action, after attorneys fees were awarded by the Court;

     3.   A payment by the Company of an amount equal to the greater of:
(a) 44 percent of the Company's net assets and liquidation valued as of December 31, 1997, or (b) $1 million. The amounts available for distribution to the class of investors covered by the settlement was determined after court-approved attorneys' fees and expenses have been awarded. The amount that individual class members will receive will be determined by the monies available after expenses and attorneys' fees and the number and amount of claims filed.

     The derivative litigation was settled for $1,425,000, contributed by the Company's directors' and officers' insurer, plus accrued interest. As stated above, this amount, less derivative counsel's attorney's fees, was contributed to the settlement of the class action litigation. The counsel in the derivative litigation filed a request for fees of 30 percent of the settlement amount, including expenses. Counsel for the Plaintiffs in the class action litigation filed a request for 30 percent of the recovery, not including payment from the settlement of the derivative litigation, plus expenses. The Court granted the fee and expense requests.

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

     Through June 30, 1998, the Company has paid $1,240,025 toward settlement of the litigation. In consideration for the settlement of the litigation, plaintiffs in the class action litigation on behalf of themselves and all class members and plaintiffs in the derivative litigation on behalf of themselves and derivatively on behalf of the Company provided releases to the defendants in the class action and derivative litigation. These releases, among other things, release the defendants from any claims, whether known or unknown, that were or could have been asserted in the class action and derivative litigation, or in any way related to the Company, including, but not limited to, the sale or purchase of stock issued by the Company.

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

     (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.


     Items 2, 3, 4 and 5 of Part II are omitted because of the absence of conditions under which they are required.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 1998        RESORT INCOME INVESTORS, INC.
                              (Registrant)


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