Form 10QSB
period 1998-09-30
RESORT INCOME INVESTORS INC
filed 1998-11-13
CIK 837336

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C. 20549


                                 FORM 10-QSB


       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998


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
YES [ X ]   NO [   ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares of common stock outstanding as of November 13, 1998:  4,156,000

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        RESORT INCOME INVESTORS, INC.
                   STATEMENTS OF NET ASSETS IN LIQUIDATION
                             (LIQUIDATION BASIS)

                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (UNAUDITED)



                                           SEPTEMBER 30,    DECEMBER 31,
                                               1998             1997
                                           -------------   ------------

ASSETS

Real estate interest held for sale . . .     $     --       $ 1,925,000
Notes receivable . . . . . . . . . . . .         635,702        635,702
Interest receivable on investments . . .          25,428          6,357
Cash and cash equivalents. . . . . . . .       2,356,841      1,090,343
Investment securities at
  market value . . . . . . . . . . . . .           --           425,594
Deposit for class action settlement
  (Note 6) . . . . . . . . . . . . . . .           --           250,000
                                             -----------    -----------
Total assets . . . . . . . . . . . . . .       3,017,971      4,332,996
                                             -----------    -----------

LIABILITIES

Accounts payable and accrued expenses. .         331,865        274,731
Accrued litigation settlement. . . . . .           --         1,240,025
                                             -----------    -----------
Total liabilities. . . . . . . . . . . .         331,865      1,514,756
                                             -----------    -----------

NET ASSETS IN LIQUIDATION. . . . . . . .     $ 2,686,106    $ 2,818,240
                                             ===========    ===========



























  The accompanying notes are an integral part of the financial statements.

                        RESORT INCOME INVESTORS, INC.
             STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                             (LIQUIDATION BASIS)

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)





                                                 1998          1997
                                             -----------    -----------

NET ASSETS IN LIQUIDATION
  AT JANUARY 1 . . . . . . . . . . . . .     $ 2,818,240    $ 4,801,590

Interest income on cash and
  cash equivalents . . . . . . . . . . .          11,651         31,795

Interest income on notes receivable. . .          57,213         38,142

Gain on investment securities. . . . . .          52,621         85,197

Gain on settlement of demand loan. . . .           --            86,200

Gain on disposition of real estate
  interest held for sale . . . . . . . .          54,482          --

Rental income. . . . . . . . . . . . . .         146,614          --

Operating expenses . . . . . . . . . . .        (454,715)      (893,059)
                                             -----------    -----------

NET ASSETS IN LIQUIDATION AT
  September 30 . . . . . . . . . . . . .     $ 2,686,106    $ 4,149,865
                                             ===========    ===========































  The accompanying notes are an integral part of the financial statements.

                        RESORT INCOME INVESTORS, INC.
             STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                             (LIQUIDATION BASIS)

           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)





                                                 1998          1997
                                             -----------    -----------

NET ASSETS IN LIQUIDATION
  AT JUNE 30 . . . . . . . . . . . . . .     $ 2,688,482    $ 4,361,218

Interest income on cash and
  cash equivalents . . . . . . . . . . .           1,144         13,908

Interest income on notes receivable. . .          19,071          --

Gain on investment securities. . . . . .          45,128         32,509

Gain on disposition of real estate
  interest held for sale . . . . . . . .          54,482          --

Rental income. . . . . . . . . . . . . .          43,518          --

Operating expenses . . . . . . . . . . .        (165,719)      (257,770)
                                             -----------    -----------

NET ASSETS IN LIQUIDATION AT
  SEPTEMBER 30 . . . . . . . . . . . . .     $ 2,686,106    $ 4,149,865
                                             ===========    ===========

































  The accompanying notes are an integral part of the financial statements.

                        RESORT INCOME INVESTORS, INC.

                        NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998
                                 (UNAUDITED)

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

1.   OPERATIONS OF THE COMPANY

     The Company was organized on July 20, 1988 as a twelve-year, self-liquidating real estate investment trust ("REIT"), as defined under the Internal Revenue Code. The Company was organized for the purpose of enabling stockholders to participate in mortgage loans primarily to affiliates of Christopher B. Hemmeter ("CBH") secured by real property or other qualifying assets owned or to be acquired for the development of luxury destination resorts. During 1991, the Board of Directors amended the Company's general investment strategy such that the Company would primarily make loans secured by real and personal property for the development of gaming related enterprises. As of September 30, 1998, all of the Company's loans had been made to affiliates of the Company or RII Advisors, Inc., the Company's former investment manager (the "Investment Manager"), also an affiliate of the Company.

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

     On September 24, 1997, CBH and his wife, Patricia Hemmeter, filed a voluntary petition pursuant to Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California. Management of the Company is monitoring the bankruptcy proceedings and has and will continue to file all necessary claims in order to protect the Company's interest in the bankruptcy estate. The Company will vigorously pursue its claim in the bankruptcy proceeding but it is premature to determine what distribution, if any, the Company will receive from this bankruptcy.

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

     On November 9, 1998, the Company announced that the first liquidation distribution to its stockholders (which was anticipated to take place prior to year-end) will be delayed until either: (i) the Company has been released or dismissed from the complaint pending in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled The Venture International Group v. C.C. Partners Corp., et al., No. 1993-00870 (the "Complaint"); or (ii) the Delaware Court of Chancery has established a contingency reserve for the Complaint.

     In connection with a loan the Company made a number of years ago to Canadian Pavilion Limited Partnership, an entity affiliated with CBH, the Company was named as defendant in two lawsuits (in addition to the Complaint), entered into a settlement agreement and received a nominal payment. The Complaint is brought by parties which were not parties to the settlement agreement and seeks rescission of agreements and consent judgments between the Company, Canadian Pavilion Limited Partnership, C.C. Partners Corp., Con Demmas, Venture International Holding Company and Venture International Group.

     The Company has filed a motion to dismiss the Complaint which is pending, and will continue to explore its options with respect to the Complaint. Management cannot presently anticipate the dates on which the Complaint will be resolved and the first distribution to the stockholders will be made.

     If the Complaint is resolved before the end of the Company's first fiscal quarter in 1999, the Company anticipates that the liquidation distribution will be between $0.57 and $0.62 per share to stockholders as of the record date to be established by the Board of Directors. Upon the first distribution, the Company will retain sufficient cash and/or assets to satisfy its remaining liabilities. The Company anticipates that a second distribution would only be made if it's economically feasible and then only to the extent that the retained assets exceed liabilities.

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Effective with the announcement of an intention to liquidate the Company, the accounting basis used by the Company in preparing its financial statements changed from historical cost to the liquidation basis of accounting. Therefore, the September 30, 1998 and December 31, 1997 statements of net assets in liquidation and the statements of changes in net assets in liquidation for the three and nine months ended September 30, 1998 and 1997 have been presented on the liquidation basis. The
September 30, 1998 and December 31, 1997 statements of net assets in liquidation reflect the Company's estimates, in management's judgment, based upon then available information, of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. The amounts the Company will ultimately realize from liquidation of its remaining assets could differ materially from the amounts assumed in arriving at the estimates reflected in the September 30, 1998 statement of net assets. Changes in estimates are reflected in the period in which additional information becomes available.

     The amount ultimately available for distribution to stockholders will depend on a variety of factors including the timing, litigation and settlement costs, if any, of resolving the Complaint, the market for the assets held by the Company, the assessment of liquidation expenses, and the continuation of reasonably stable conditions during the entire liquidation period. The amount distributed will likely differ from the amount of net assets in process of liquidation presented in the September 30, 1998 statement of net assets, and the difference could be material.

     At September 30, 1998, the Company's financial instruments consist of notes receivable, interest receivable on investments, and cash and cash equivalents. These instruments are included in the accompanying statement of net assets in liquidation at their estimated net realizable values. Management believes that the estimated net realizable value of these financial instruments approximates their fair value. The basis for determining the amounts for notes receivable is described in Notes 3 and 4.

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

     In August 1998, the Company sold 60,170 shares of the Colorado Gaming stock for $6.25 per share for a total value of $376,063 to Ladbroke/USA, a subsidiary of Ladbroke Group PLC. The Company realized a gain of $33,094 as a result of this sale. In April 1998, the Company sold 34,002 shares of the Casino America, Inc. stock for a total value of $102,152 resulting in a realized gain of $19,527 during 1998. As of September 30, 1998, the Company had estimated the net realizable value of the notes receivable from Colorado Gaming to be $635,702.

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
                             ======== ===========  ==========  ===========

(a) On February 11, 1992, the Company made two demand loans to borrowers collectively known as the Outlaws, an affiliate of the Company. The original amount of the borrowings aggregated $2,205,000. The loans were collateralized by an assignment of the borrowers' partnership interest and a mortgage of the underlying collateral subordinated by a first mortgage in the amount of approximately $2,560,000 and are personally guaranteed by CBH. The note was modified effective November 1, 1995 increasing the principal balance of the loan in the amount of $105,598, the interest rate to 11% and extending the maturity date to February 29, 1996. A charge for impairment of $105,598 was simultaneously recorded by the Company due to uncertainty regarding its collectibility. A charge for impairment in the amount of $1,600,000 was recorded during the fourth quarter of 1995 against the outstanding carrying balance on the Crook Loan. In addition, a charge for impairment in the amount of $86,200 was recorded during the fourth quarter of 1996 against the outstanding carrying balance of the Hudspeth Loan, reducing the carrying value at December 31, 1996 to $518,800. On April 30, 1997, $605,000 was placed in escrow on behalf of the Company by an affiliate of Outlaws as consideration for the Company releasing its liens against the property securing the Company's loans to Outlaws. On June 20, 1997, the Company received cash proceeds of $605,000 less $17,000 for a lost note charge resulting in a realized gain of $86,200 in 1997. Thus, the Company no longer maintains any interest in such property. CBH continues to be liable for the uncollected portion of the Crook Loan plus interest at the rate of 11% per annum. The loan is on non-accrual status as of September 30, 1998.

(b) On January 4, 1994, the Company made a demand loan to CBH, in the amount of $12,900,000. In September 1994, an additional $1,100,000 was extended under the loan. The loan was collateralized by junior mortgages on certain residential properties in Hawaii and California. The loan was modified in 1994 to release the Hawaii residence as collateral effective January 3, 1995 and to increase the interest rate. On May 2, 1995, the Company advanced an additional $1,000,000 to CBH. The interest rate on the additional $1,000,000 is 23% per annum, 10% per annum of which is to be payable upon maturity or earlier prepayment of the additional $1,000,000 loan. During 1995, a total allowance of approximately $14,267,000 was recorded against the carrying value of the loan. During February 1996, the Company received approximately $733,000 as a partial repayment of the loan from the sale of the California residences that were collateral of the loan. CBH continues to be liable for the uncollected portion of this loan plus interest at the default rate of 27% per annum. The loan is on non-accrual status as of September 30, 1998.

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

     The Company received approximately $147,000 in monthly rental income from the Subleasehold Interest through September 30, 1998 which is recorded as rental income on the Statement of Changes in Net Assets in Liquidation.

     On September 30, 1998, the Company sold the Subleasehold Interest to an unaffiliated third party for a sales price of $2,100,000. Net proceeds to the Company, after closing costs and prorations, amounted to approximately $1,900,000.

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

     3.   A payment by the Company of an amount equal to the greater of:
(a) 44 percent of the Company's net assets and liquidation valued as of December 31, 1997, or (b) $1 million. The amounts available for distribution to the class of investors covered by the settlement was determined after court-approved attorneys' fees and expenses were awarded. The amount that individual class members received was determined by the monies available after expenses and attorneys' fees and the number and amount of claims filed.

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

     Through September 30, 1998, the Company has paid $1,240,025 (unaudited) toward settlement of the litigation. In consideration for the settlement of the litigation, plaintiffs in the class action litigation on behalf of themselves and all class members and plaintiffs in the derivative litigation on behalf of themselves and derivatively on behalf of the Company provided releases to the defendants in the class action and derivative litigation. These releases, among other things, release the defendants from any claims, whether known or unknown, that were or could have been asserted in the class action and derivative litigation, or in any way related to the Company, including, but not limited to, the sale or purchase of stock issued by the Company.

     The Company's Board of Directors believes that the settlements were beneficial to the Company because its liquidation can be more readily accomplished now that the Company is unencumbered by the expense and uncertainty of defending the litigation.

     Pursuant to the Company's by-laws and Delaware law, the Company advanced CBH's, MMH's, CRH's, GH's, DDL's and JRY's costs of defense in the class action and derivative litigation. CBH, MMH, CRH, GH, DDL and JRY executed undertakings to repay the Company for the advances if it is ever determined that they were not entitled to receive the advances. CBH filed a voluntary bankruptcy petition on September 24, 1997.

     On November 14, 1997, the Company was served with a complaint in the action pending in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled The Venture International Group v. C.C. Partners Corp., et al., No. 1993-00870 (the "Complaint"). In connection with a loan the Company made a number of years ago to Canadian Pavilion Limited Partnership, an entity affiliated with CBH, the Company was named as defendant in two lawsuits (in addition to the Complaint), entered into a settlement agreement and received a nominal payment. The Complaint is brought by parties which were not parties to the settlement agreement and seeks rescission of agreements and consent judgments between the Company, Canadian Pavilion Limited Partnership, C.C. Partners Corp., Con Demmas, Venture International Holding Company and Venture International Group.

     The Company announced that the first liquidation distribution to its stockholders (which was anticipated to take place prior to year-end) will
be delayed until either:   (i) the Company has been released or dismissed
from the Complaint; or (ii) the Delaware Court of Chancery has established a contingency reserve for the Complaint.

     The Company has filed a motion to dismiss the Complaint which is pending, and will continue to explore its options with respect to the Complaint. Management cannot presently anticipate the dates on which the Complaint will be resolved and the first distribution to the stockholders will be made.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance at September 30, 1998 and December 31, 1997 was $2,356,841 and $1,090,343, respectively. The increase in cash and cash equivalents is due primarily to the sale of the subleasehold interest in the International Marketplace.

     The Company will not make any new loans, however, the Company has advanced funds to the Affiliated Borrowers to the extent deemed necessary to protect the Company's position in the underlying collateral. Through September 30, 1998, the Company had advanced approximately $747,000 to the Affiliated Borrowers in an effort to protect the Company's collateral positions. Management of the Company is continuing in its decision that no periodic liquidating distributions will be made to the Stockholders of the Company. The Company believes that it will not be required to make distributions in the near term to maintain its status as a REIT. The statement of net assets reflects the Company's best estimates of amounts expected to be realized by its efforts to collect its investment in loans and accrued interest, as well as other estimates about the recovery of assets and the amounts of liabilities. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the estimates reflected in the September 30, 1998 statement of net assets.

     The Company's near term capital requirements will be for ongoing operating costs during the period of self-liquidation and any costs incurred in connection with the settlement of the litigation pending in Louisiana. The Company believes that its existing cash, cash equivalents and investment balances should be adequate to fund near-term capital requirements.

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

     As of December 31, 1996, the outstanding loan balances were $1,600,000 for the Crook Loan and $518,800 for the Hudspeth Loan. The report prepared for the Company by Coopers & Lybrand LLP dated January 15, 1996 concluded that the market value of the fee simple interest in the Outlaws Casino was $2,500,000. As of December 31, 1996, the senior encumbrance on the Crook Parcel was $2,561,621. Therefore, the Company set up a reserve for the entire $1,600,000 of the Crook Loan. During the fourth quarter of 1996, the Company set up a reserve for the Hudspeth Loan in the amount of $86,200 based on the valuation from an appraisal commissioned by the Company, reducing the carrying value at December 31, 1996 to $518,800. On April 30, 1997, $605,000 was placed in escrow on behalf of the Company by an affiliate of the Outlaws Borrower in exchange for the Company releasing its interests in the loans secured by the Properties. On June 20, 1997, the Company received cash proceeds of $605,000 less $17,000 for a lost note charge, resulting in a realized gain of $86,200 in 1997. Thus, the Company no longer maintains any interest in the Properties. CBH continues to be liable for the uncollected portion of the Crook Loan plus interest at the rate of 11% per annum. The loan is on non-accrual status as of September 30, 1998.

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

     The Company received approximately $147,000 in monthly rental income from the Subleasehold Interest through September 30, 1998 which is recorded as rental income on the Statement of Changes in Net Assets in Liquidation.

     On September 30, 1998, the Company sold its Subleasehold Interest to an unaffiliated third party for a sales price of $2,100,000. Net proceeds to the Company, after closing costs and prorations, amounted to approximately $1,900,000.

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

     Based on the Company's valuation of its current assets and its anticipated expenses related to the liquidation of the Company, management of the Company currently believes that the liquidation distribution to the Stockholders will be approximately $.57 to $.62 per share, however, there can be no assurance that an amount within this range will be distributed to the Stockholders due to the fact that the exact amount of the expenses related to the liquidation pending in Louisiana, the continued revenues from the Company's assets and the exact amount the Company will receive at the time it liquidates its assets cannot be quantified at this time.

     On May 11, 1998, Mr. Daniel D. Lane resigned as a Director of the Company and its Secretary. Mr. Neil D. Hansen, the Company's Treasurer, was appointed to be the Company's Secretary.

     As of September 30, 1998, the Company had approximately $2,356,841 in cash and cash equivalents.

     Management of the Company has determined that the first liquidation distribution to the Stockholders (which was anticipated to take place prior to year-end) will be delayed until either: (i) the Company has been released or dismissed from the litigation currently pending in New Orleans, Louisiana; or (ii) the Delaware Court of Chancery has established a contingency reserve for the Complaint.

RESULTS OF OPERATIONS

     Net assets in liquidation decreased from a balance of $2,818,240 at December 31, 1997 to a balance of $2,686,106 at September 30, 1998. The decrease resulted primarily from the Company's payment of its operating expenses.

     Total revenue for the nine months ended September 30, 1998 was $215,478 compared to $69,937 for the same period in 1997 due primarily to the rental income received during 1998 from the Company's ownership of the Subleasehold Interest. Total revenue for the three months ended
September 30, 1998 was $63,733 compared to $13,908 for the same period in 1997.

      Operating expenses for the nine months ended September 30, 1998 were $454,715 compared to $893,059 for the same period in 1997. Operating expenses for the three months ended September 30, 1998 were $165,719 as compared to $257,770 for the same period in 1997. This decrease was due to decreased legal fees and liquidation costs related to the class action and derivative litigation as discussed in Part II, Item I and the announcement of the Company's self-liquidation.

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

     3.   A payment by the Company of an amount equal to the greater of:
(a) 44 percent of the Company's net assets and liquidation valued as of December 31, 1997, or (b) $1 million. The amounts available for distribution to the class of investors covered by the settlement was determined after court-approved attorneys' fees and expenses were awarded. The amount that individual class members received was determined by the monies available after expenses and attorneys' fees and the number and amount of claims filed.

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

     Through September 30, 1998, the Company has paid $1,240,025 toward settlement of the litigation. In consideration for the settlement of the litigation, plaintiffs in the class action litigation on behalf of themselves and all class members and plaintiffs in the derivative litigation on behalf of themselves and derivatively on behalf of the Company provided releases to the defendants in the class action and derivative litigation. These releases, among other things, release the defendants from any claims, whether known or unknown, that were or could have been asserted in the class action and derivative litigation, or in any way related to the Company, including, but not limited to, the sale or purchase of stock issued by the Company.

     The Company's Board of Directors believes that the settlements were beneficial to the Company because its liquidation can be more readily accomplished now that the Company is unencumbered by the expense and uncertainty of defending the litigation.

     Pursuant to the Company's by-laws and Delaware law, the Company advanced CBH's, MMH's, CRH's, GH's, DDL's and JRY's costs of defense in the class action and derivative litigation. CBH, MMH, CRH, GH, DDL and JRY executed undertakings to repay the Company for the advances if it is ever determined that they were not entitled to receive the advances. As discussed above, CBH filed a voluntary bankruptcy petition on September 24, 1997.

     On November 14, 1997, the Company was served with a complaint in the action pending in the Civil District Court for the Parish of Orleans, State of Louisiana, entitled The Venture International Group v. C.C. Partners Corp., et al., No. 1993-00870 (the "Complaint"). In connection with a loan the Company made a number of years ago to Canadian Pavilion Limited Partnership, an entity affiliated with CBH, the Company was named as defendant in two lawsuits (in addition to the Complaint), entered into a settlement agreement and received a nominal payment. The Complaint is brought by parties which were not parties to the settlement agreement and seeks rescission of agreements and consent judgments between the Company, Canadian Pavilion Limited Partnership, C.C. Partners Corp., Con Demmas, Venture International Holding Company and Venture International Group.

     The Company announced that the first liquidation distribution to its stockholders (which was anticipated to take place prior to year-end) will
be delayed until either:   (i) the Company has been released or dismissed
from the Complaint; or (ii) the Delaware Court of Chancery has established a contingency reserve for the Complaint.

     The Company has filed a motion to dismiss the Complaint which is pending, and will continue to explore its options with respect to the Complaint. Management cannot presently anticipate the dates on which the Complaint will be resolved and the first distribution to the stockholders will be made.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a)    A special meeting of stockholders was held on July 16, 1998.

     (b) At the special meeting, the stockholders of the Company approved the liquidation proposal to dissolve the Company and distribute the Company's assets to the stockholders.

     (c) Of the 4,156,000 shares of the Company's common stock outstanding, 2,264,804 shares of common stock were represented at the meeting in person or by proxy, which represented a quorum. In voting on the liquidation proposal, 2,136,505 shares were cast in favor of such proposal and 114,652 shares were cast against such proposal. The Corporation's stockholders owning 13,647 shares abstained from voting.

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

     (b) The following report on Form 8-K was filed during the quarter ended September 30, 1998.

                 A Current Report on Form 8-K was filed on July 16, 1998 wherein Item 5 disclosed the stockholders approval of the liquidation proposal to dissolve the Company and distribute the Company's assets to the stockholders after conversion into cash, subject to the conditions described in the Proxy Statement of the Company dated June 19, 1998.


     Items 2, 3, 4 and 5 of Part II are omitted because of the absence of conditions under which they are required.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 13, 1998     RESORT INCOME INVESTORS, INC.
                             (Registrant)


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